Form 10KSB40
period 2000-07-31
COLLEGE BOUND STUDENT ALLIANCE INC
filed 2000-11-01
CIK 1103137

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year ended: July 31, 2000

                           Commission File No. 0-30323



                      COLLEGE BOUND STUDENT ALLIANCE, INC.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                  NEVADA                                 84-1416023
     -------------------------------               ------------------------
     (State or Other Jurisdiction of               (I.R.S. Employer Identi-
     Incorporation or Organization)                    fication Number)


       333 SOUTH ALLISON PARKWAY, SUITE 100, LAKEWOOD, COLORADO 80226-3115
       -------------------------------------------------------------------
           (Address of principal executive offices including zip code)

         Issuer's Telephone Number, Including Area Code: (303) 804-0155

        Securities Registered Pursuant to Section 12(b) of the Act: None.

           Securities Registered Pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE
                         ------------------------------
                                (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year: $1,856,026

As of October 26, 2000, 23,483,068 shares of common stock were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $2,344,000.

Documents incorporated by reference:  NONE.

Transitional Small Business Disclosure Format (check one): Yes __ No X

                                Table of Contents


                                   Part I

Item 1.  Business                                                                1-8

Item 2.  Property                                                                8-9

Item 3.  Legal Proceedings                                                        9

Item 4.  Submission of Matters to a Vote of Security Holders                      9


                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters                9-14

Item 6.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                 14-21

Item 7.  Financial Statements                                                     21

Item 8.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                    21

                                    Part III

Item 9.  Directors and Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act                     21-24

Item 10. Executive Compensation                                                 24-27

Item 11. Security Ownership of Certain Beneficial Owners and Management         27-29

Item 12. Certain Relationships and Related Transactions                         29-31

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.       31-33


Item 1. Description of Business

                                   THE COMPANY

OVERVIEW

     We were organized under the laws of the State of Colorado on July 15, 1993 under the name Winter Park Ventures, Inc. On April 22, 1997, we changed our name to SportsStar Marketing, Inc. On July 13, 1999, we changed our name to College Bound Student Alliance, Inc. after the acquisition of College Bound Student Athletes, Inc. Effective August 1, 2000, we changed our domicile to Nevada, merged with a subsidiary and became a Nevada Corporation. Our offices are located at 333 South Allison Parkway, Suite 100, Lakewood, Colorado 80226-3115, and our telephone number is (303) 804-0155.

     We use contractors and employees nationwide to represent high school students and student-athletes seeking financial, informational, recruiting, and admissions assistance to attend college. We offer assistance to our clients in career planning, college major selection, college selection, college entrance testing, searches for merit awards and financial aid and other higher education aids and learning programs. We market our services through weekend workshops held throughout the United States and a direct sales force. Our principal production facilities are located in Dallas/Fort Worth metroplex, and we have other offices in Mequon, Wisconsin, Orange County, California and is headquartered in Lakewood, Colorado. Our wholly owned subsidiaries include:
College Bound Student-Athletes, Inc. ("CBS-Athletes"), College Foundation Planners, Inc.("CFPI"), and College Resource Management, Inc.("CRM").

     We were dormant until 1997. Chartwell International, Inc. became our sole stockholder in early 1996 when it acquired our stock. Chartwell is now one of our principal stockholders. In June 1997, we entered into a licensing agreement with National College Recruiting Association, Inc. ("NCRA"), a wholly-owned subsidiary of Chartwell International. The term of the Agreement is for five years, with unlimited five-year renewals under the same terms and conditions. As consideration for the license, we paid NCRA $310,000 plus 2.5% of gross revenue from licensed operations. This agreement was amended on August 1, 2000. Under the amended agreement we guarantee a royalty payment of $12,500 and 1.5% for revenue that exceed ten ($10) million dollars. In addition, NCRA has agreed to defer one half of its royalty fee until the time our working capital exceeds $1 million dollars. As of July 31, 2000, $21,000 of the $310,000 was still owed to NCRA for license fee payments and is included in notes payable and due to related parties.

     NCRA granted us an exclusive license for our use, rights, and interests in and to all of the assets, including brand and trade names and databases, constituting the business of NCRA, along with the rights to sell new and service existing franchises of NCRA and to publish the Blue Chip Illustrated magazine. NCRA owns the rights to a program which promotes high school athletes, in the pursuit of scholarships, to colleges. The program's principal method of promotion is through profiles prepared and distributed to various colleges. A profile is a one-page summary about a student, containing information such as the student's name, address, date of birth, name of high school, academic achievements, standardized test scores, desired major, and photograph of the student, and, in the case of student-athletes, athletic awards, achievements, and statistics.

     NCRA also licenses to us the publishing rights to a magazine, BLUE CHIP ILLUSTRATED, which highlights the leading high school athletes in the country. College coaches and fans are typical subscribers to BLUE CHIP ILLUSTRATED.

     In April 1999, we acquired CBS-Athletes, for $945,901 consisting of a note payable to the seller, a covenant not to compete, 545,000 restricted shares of common stock, options to purchase common stock and acquisition costs. CBS-Athletes engaged in the same type of business as the NCRA profiling program.

     On May 5, 2000, we acquired CFPI for $434,414 consisting of 500,000 restricted shares of common stock, promissory notes payable to seller and acquisition costs. CFPI, founded in 1982, provides services designed to assist students in finding the best colleges for their needs, getting admitted to the desired colleges, obtaining financing for college, and shortening the student's time spent in college. CFPI is located in Tustin, California.

     On July 31, 2000, we acquired all of the issued and outstanding stock of CRM for a total of $2,311,016 consisting of a promissory note payable to the seller, 2,000,000 shares of restricted common stock and acquisition costs.

SERVICES OFFERED

     We believe that every person and especially college bound students should have the opportunity to realize their full potential and live a full life, which begins with education preparation and career planning. We offer a placement service to college-bound students, their parents, and college staff, which focuses on matching a student's talents and abilities, via a student profile, with colleges that the student is qualified to attend. Our business model centers around becoming one of the few full-service providers of educational and career planning services. Our academic services are combined with sports and fine arts special interest areas, and vocational services which provide a single solution for our customers. We strive to develop a trusted advisor relationship with students that complement those with parents, schools, teachers, and counselors.

     Students pay a fee to become one of our clients. From time to time we receive funds from corporate sponsors wishing to underwrite this fee for student clients. Over the last 3 years we have received 125 such corporate sponsorships from national, regional and local organizations including, EUR AM, Coca-Cola, American Express, First National Bank, Saga Foods, Chicago Bears, Pittsburgh Steelers, Denver Broncos, NFL Charities, Sevor Corporation, World Wide Golf School, Orion Foods, Athletes Against Drugs, Modell's, Ronald McDonald House charities, McDonalds Corporation, Citicorp, YMCA, Chicago Public School System, Dermontii Dawson, Bank One, Youth Motivation Program, Allsport/Tryone Keys, Aaron Glee and the New York Jets.

     Our core business has been our College Bound Student Scouting/Profiling program. The program assists high school athletic, fine arts, or academic achievers with the college recruiting process, including completion of a verified profile that is then distributed to our proprietary database of college coaches, athletic directors, and department heads to assist the student in obtaining sports, academic, or fine arts scholarships. We presently charge $995 for our ongoing national program, $795 for our regional program of eight states, $695 for our one-time national program, and $350 for each additional area profiled.

     We offer our products and services directly to students and their parents via networking with high school coaches, direct mail, phone solicitations, our Internet website and seminar programs. We also offer our services through corporate sponsorship programs.

     After signing the contract at the family's home, our representative forwards the student's information to us for processing. The student's file is then opened and a preliminary profile is prepared. After the preliminary profile has been reviewed, a master version is prepared. We then determine to which colleges the profile will be sent based on the particular package purchased by the student, on certain statistical requirements of the student, and also on nonquantitative factors made on a case-by-case basis pertaining to the student's strengths and weaknesses. The profile is mailed to the selected colleges and the colleges' interest is tracked. The profile is updated periodically and resubmitted if necessary.

     We do not have any dependence on any one or small group of direct customers or suppliers. Since we primarily offer services rather than products, our principal suppliers are office supply companies and those commercial printing companies that supply our brochures. The loss of any one supplier would not affect our operations adversely.

     With the acquisition of CFPI, we also offer the products and services to college bound students set forth below:

1. SAT and ACT Preparation Course that helps identify weak areas in each of the specific areas of math, verbal and writing skills, covered on these standardized tests. Our program offers computerized tutorials, educational tools, and personal assistance from one of our "coaches."

2. College Major and Career Search assists the student using computerized analysis and research and personal advice to determine which college major and career a student is best suited for, hence shortening the student's time spent in college.

3. Dream College Search and Selection assists students in learning how to plan early in high school to meet the specific entrance requirements of their dream college.

4. Financial Aid Planning and MeritMoney-TM- Search is a complete course in understanding college financial aid programs, how much college costs, and what to do to dramatically reduce the costs. The program includes a computerized search of colleges that offer Academic Scholarships with criteria that match the student's personal qualifications.

5. College Admissions Applications assists the student in emphasizing his/her academic and personal strengths and achievements that match the college admissions profile. The program walks the student through the entire application process and the importance of each of the documents and proper presentation and content.

6. Financial Aid Service program assists students and/or parents in completing federal and private college financial aid applications, while recognizing special circumstances and conditions that may improve the assistance available for particular students. The program also assists with reviews of award letters, appeals applications and loan applications.

7. Becoming a Master Student program maximizes the value students receive from their education by teaching them how to learn in the most effective way possible.

8. College Survival Seminar program helps calm a student's fears about the freshman experience and helps them gain insight from recent college graduates about living away from home and includes a workbook and other information.

     Prior to the CFPI acquisition, a small number of these services were subcontracted out on a limited basis or referred to other professionals.

     The services that we now offer due to the acquisition of CRM will assist students in all high school grade levels in pursuing their future educational goals. We will market our services through weekend workshops held around the nation. The focus of the workshops is to provide insight into early planning for college selection, meeting college admission criteria and the financial aid process. We serve as a "co-source" to families along with the assistance of school guidance counselors.

     We will analyze clients in five different areas. These include academic ability, aptitude, interests, college preferences, and family income and assets. With the data, we can create an action plan for each client. Each action plan is unique and specific to each student. Our advisors are available sixteen hours a day, Monday through Friday, fifty-two weeks a year at a toll-free number to advise students and families through all aspects of the college admissions and financial aid process.

     We are hoping to expand our product/service offerings via future acquisitions and the internal development of new products for alternative education or training. We are currently seeking financing to complete future acquisitions and to develop an Internet-driven delivery vehicle that provides students, parents, high schools and college staffs worldwide with comprehensive and cost-effective programs and services for helping to bring students and colleges together. Our focus is to greatly broaden our efforts in four distinct markets: the academics, fine arts and athletics assistance markets currently being served by us, and to expand into the vocational studies assistance market.

     We typically charge fees ranging from $195 to $995 for each of the services discussed above. Several discount packages that bundle some services are also offered that range from $1,495 to $3,965. Because of the recent acquisition of CFPI, all of our pricing and service offerings are presently under review. All prices are subject to change without notice. We presently accept various credit cards and installment payments. We offer a no-interest three-payment plan option for some of CFPI's larger college partnership service packages that bundle together several of our programs/services. Under this plan, payment is made via automatic debits from the customer's checking account. We do offer refunds occasionally when a customer feels that he or she has not been provided valuable services in the college recruiting/financial aid process.

     We are presently not operating any student camps or publishing the BLUE CHIP ILLUSTRATED magazine. Upon the receipt of additional financing, we hope to develop plans to start student camps specializing in athletes, fine arts and academically-focused students and to reinitiate publishing and distributing the BLUE CHIP ILLUSTRATED magazine in printed form as well as an e-Magazine published on the Internet. It is likely that the format of the magazine will be revamped to include advertising. The magazine primarily contained profiles of high school student clients and related articles. It was published five times a year during 1997 and early 1998, and monthly until April 1999. College coaches and fans were typical subscribers to the magazine. The magazine was also given to selected college athletic and admissions department personnel at no charge as a part of our sports profiling services. The circulation of BLUE CHIP ILLUSTRATED ranged from approximately 3,000 copies to 60,000 copies per issue when included with STUDENT SPORTS magazine, published by Student Sports, Inc., Anaheim, California.

     CRM assists students in all high school grade levels to pursue their future educational goals. CRM extensively markets its services through weekend workshops held around the nation. The focus of the workshops is to provide insight into early planning for college selection, meeting college admission criteria, and the financial aid process. CRM considers itself a "co-source" to families along with the assistance of school guidance counselors.

     CRM analyzes customers in five different areas. These include academic ability, aptitude, interests, college preferences, and family income and assets. With this data, CRM creates an Action Plan. Each Action Plan is unique and specific to each student. CRM coaches are available 16 hours a day, Monday through Friday, 52 weeks a year at a toll-free number to coach students/families through all aspects of the admission and financial aid process.

     We intend to continue to conduct essentially the same business as CRM was conducting prior to the Acquisition with some minor changes in marketing techniques. In addition, we have plans to expand the operations of CRM to include introduction of our other products to CRM's client base and to merge the complementary marketing functions of all our operations.

MARKETING AND SALES

     We market our services largely through seminars, corporate sponsors and through an organization of full and part-time regional directors and sales representatives who live in the local area and who are familiar with the high schools, students, teachers, and coaches in that area. One-on-one sales are generally conducted at the student's home with the student's parents and the student, targeting those students and athletes who meet minimum standards of academic, fine arts, and athletic performance. Seminars are used to present information about our services to large groups and to enroll students as new clients.

     In August 1999, we entered into an agreement with Jack Renkens, a motivational speaker who makes presentations to high school students, their parents, coaches, and administrators about the college recruiting process. Our website promotes Mr. Renkens as a speaker and Mr. Renkens features our services in his seminars.

     We also engage in activities in the local communities where our offices are located to promote our services. As an example, in February 2000, we provided our college placement service as a contestant prize in a scholarship pageant held in Denver, Colorado.

     In July 2000, we expanded our website (www.cbsa.com) by providing more disclosure about our business plan and the ability to receive potential customer leads and orders for some of our products and services. Additional e-commerce capabilities are planned for future updates to the website.

     Through July 31, 2000, we have derived revenue from the following sources:

     - DIRECT SALE OF STUDENT PROFILES. These are sold directly to students and parents via seminars and/or direct contact through our regional directors and sales representatives. (Approximately 64% of total revenue for fiscal 2000 and 71% for fiscal 1999)

     - CORPORATE SPONSOR CONTRIBUTIONS. National and local organizations cover the students' fees for utilizing our programs, primarily for public relations and/or social responsibility objectives. These sponsorships are allocated according to the donor's wishes where specified. In March 2000, we received an unrestricted $500,000 corporate sponsorship from EUR AM Consulting, a company not affiliated with us. In December 1999, NFL Charities awarded us a grant to assist students in each NFL team market. We anticipate that this grant will allow us to assist over 40 students in 31 cities to gain exposure to college recruiters and university admissions directors. (Approximately 29% of total revenue for fiscal 2000 and 4% for fiscal 1999).

     We plan to broaden our revenue base with the acquisitions of CRM and CFPI and with the implementation of our business plan.

FRANCHISES

     We previously offered for sale and sold franchises for NCRA businesses, which are the establishing, operating, and promoting of athletic student profiling for college-bound athletes. For an initial franchise fee of $10,000 to $40,000 (depending on territory size) and ongoing royalties for each profile subscription sold, we granted the franchisee an exclusive geographic area from which to solicit or promote subscriptions to high school students, using the "NCRA" name, marketing materials, and distribution network. We also provided training to the franchisee, ongoing consulting and assistance, and subscriber services. Upon receipt from a franchisee of a completed student profile, we prepared and distributed the profile to a range of 220 colleges to 1,000 colleges (depending on the student client's needs and interests), responded to inquiries from colleges and subscribers, and updated the subscriber's profile.

     Currently, there are less than 10 franchises active in our program and we have discontinued selling new franchises. We are in the process of phasing out our existing franchises.

TRADEMARKS

     In June 1999, we filed service mark applications with the U.S. Patent and Trademark Office to register the following marks: College Bound Alliance, CBSA, College Bound Student Athletes and College Bound Student Alliance. These applications are pending.

     We acquired the design service mark registration for "CBSA" and "College Bound Student-Athletes", registered on January 24, 1995 with the U.S. Patent and Trademark Office, from CBS-Athletes.

     NCRA has design service marks for "NCRA-National College Recruiting Association" and "Blue Chip Illustrated", which were registered March 9, 1999 with the U.S. Patent and Trademark Office and which are licensed to us.

     As a result of our acquisition of CRM we now own (or are in the application process of owning) the following intellectual property rights;

     Service Marks:
          COLLEGE FINANCIAL AID SERVICES OF AMERICA
          CFASA
          Welcome to the Real World of College Financial Aid
          PLAN-IT College (applied for)

     Trademarks:
          FINANCIAL AID ALERT
          Don't stumble through college...PLAN-IT (applied for)
          The PLAN-IT College Program (applied for)
          College Action Plan (applied for)

     Copyrights:
          Invitation Letter
          Client Application and Fee for Services Agreement
          Authorization Agreement for Pre-Authorized Bank Draft
          Student Financial Information

COMPETITION

     Management believes that we and our competitors are serving less than 1% of the potential market. There are two primary types of student recruiting: (i) Internet companies where, for a fee, the student places his/her own information on an Internet site, and (ii) companies with operations similar to ours.

     Based on information we informally gathered, management believes that admissions directors, department heads, and coaches do not express a great deal of interest in Internet profiles due to the biased, undocumented and unverified nature of the information presented.

     Management knows of approximately two dozen companies, which appear to offer services similar to ours. Management believes that we can continue to grow in spite of this competition, but, we will need to expand our marketing and sales efforts to do so.

     There can be no assurance that we will be able to maintain our position in the industry. Barriers to entry into Internet-based businesses are low and the development by others of new, improved or modified programs and/or services could make our products and/or services obsolete. Therefore, even if we develop new and innovative services or products that prove to be commercially feasible, there is no assurance that a new development by a competitor will not supersede any such services or products. We must, therefore, continuously improve our services and develop new products in order to be competitive. In this regard, we may not have sufficient resources to undertake the research and development necessary to remain competitive in the industry.

GOVERNMENT APPROVALS AND REGULATION

     Few regulations control our business and operations, other than regulations applicable to businesses generally. It is possible, however, that future laws and regulations may be adopted with respect to college financial aid covering such issues as privacy, pricing, quality of services, and libel, among others. Any such new legislation or regulation could have an adverse impact on our business.

     We are subject to state and federal laws regarding our past sales of franchises to a small number of our area regional directors and sales representatives (less than 10% of our area regional directors and sales representatives are franchisees). The last franchise was sold in January 1999. We, however, have discontinued offering franchises and have no plans to offer franchises in the future.

     The National Collegiate Athletic Association (NCAA) has certain rules and regulations pertaining to college student-athletes, which affect our operations. In particular, we may not act as an "agent" for the student or "negotiate" a scholarship on a student's behalf. Management believes that our operations, as an athletic profiling resume service, are in compliance with NCAA rules.

EMPLOYEES

     As of July 31, 2000, we had a total of 66 employees (56 full-time and 10 part-time) in our Colorado, Texas, Wisconsin, and California offices. In addition, we have approximately 200 independent regional directors and sales representatives located throughout the country paid on a commission basis.

     Our future success depends in significant part upon the service of our key senior management personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. The time that the officers and directors devote to our business affairs and the skill with which they discharge their responsibilities will substantially impact our success. To the extent the services of these individuals would be unavailable to us for any reason, we would be required to identify, hire, train and retain other highly qualified technical and managerial personnel to manage and operate our affairs. Our business could be adversely affected to the extent such key individuals could not be replaced.

     We file reports with the Securities and Exchange Commission. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 2. Description of Property

     We recently entered into a lease agreement with a non-affiliated third party to lease approximately 6,140 square feet of office space at 333 South Allison Parkway, Suite 100, Lakewood, Colorado. The lease term commenced August 1, 2000 and expires July 31, 2005. Monthly rent is $9,460.

     CBS-Athletes leases approximately 1,309 square feet of office space from a non-affiliated third party at 1001 West Glen Oak Lane, Mequon, Wisconsin, for monthly rent of $3,710. The lease expires August 31, 2001.

     CFPI leases approximately 2,010 square feet of office space from a non-affiliated third party at14081 South Yorba, Suite 106 and 112, Tustin,

California 92780. The lease requires monthly rent of $2,714 and expires July 31, 2004.

     CRM leases approximately 13,357 square feet of office space from a non-affiliated third party at Bank America Tower, 8801 West Freeway, Grand Prairie, Texas 75051. The lease requires monthly rent of $17,231.

Item 3. Legal Proceedings

     As part of the acquisition of CRM, we issued to the sole stockholder of CRM, Mr. Scott Traynor, a note payable for $300,000 which will be offset by amounts that we are required to pay in connection with the following Department of Labor and Federal Trade Commission litigation proceedings:

     On June 18, 2000, the U.S. Department of Labor (DOL), Wage and Hour Division initiated an investigation against CRM based on an anonymous complaint regarding the classification of exempt and non-exempt employees. We may owe back pay as a result of this action.

     On May 26, 2000, the Federal Trade Commission (FTC) filed an investigation against CRM, for unfair deceptive acts or practices in connection with advertising, promotions and offering for sale. We could be fined as a result of this action.

     Any amounts that we are required to pay due to the DOL and FTC litigation will reduce by the same amount, up to $300,000, what we owe under the note payable to Scott Traynor. It was originally anticipated, and management is still confident, that we will not owe more than the aggregate of $300,000 to regulatory agencies in these cases.

     On August 1, 2000, the Attorney General of Kansas filed an investigation against CRM, for deceptive trade practices, consumer fraud and false advertising. We could be fined or suspended from doing business in Kansas as a result of this action.

     On September 19, 2000, the Attorney General of Minnesota and Mike Hatch filed suit against CRM, for deceptive trade practices, consumer fraud and false advertising. We could be fined or suspended from doing business in Minnesota as a result of this action.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Market for Common Equity and Related Stockholder Matters

     Our common stock is not traded on a registered securities exchange, or on NASDAQ. Our common stock currently trades in the over-the-counter market under the symbol "GRAD". The following table sets forth the range of high and low bid quotations for each fiscal quarter within the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

FISCAL QUARTER ENDED                 HIGH BID                     LOW BID
October 31, 1998                      $0.75                        $0.13

January 31, 1999                      $0.36                        $0.09

April 30, 1999                        $0.49                        $0.20

July 31, 1999                         $0.60                        $0.22

October 31, 1999                      $0.52                        $0.18

January 31, 2000                      $0.71                        $0.15

April 30, 2000                        $1.60                        $0.20

July 31, 2000                         $0.31                        $0.28

     As of October 26, 2000, there were 156 record holders of our common stock. Based on reports from Corporate Stock Transfer, we believe that there are approximately 207 beneficial stockholders. Since our inception, no cash dividends have been declared on the common stock.

     The Securities and Exchange Commission (SEC) has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Generally, penny stocks are equity securities with a price of less than $5.00 (other than securities registered on certain national exchanges or quoted on the NASDAQ system). If our shares are traded for less than $5 per share, as they currently are, the shares will be subject to the SEC's penny stock rules unless;

     (1) our net tangible assets exceed $5,000,000 during our first three years of continuous operations or $2,000,000 after the first three years of continuous operations; or

     (2) we have average revenue of at least $6,000,000 for the last three years.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver to a customer a standardized risk disclosure document prescribed by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As long as our common stock is subject to the penny stock rules, the holders of the common stock may find it difficult to sell our common stock.

Recent Sales of Unregistered Securities

     During the past three years, we have sold shares of common stock which were not registered under the Securities Act of 1933, as amended, as follows:

     On June 16, 1997, 400,000 shares of common stock were authorized for issuance to officers, directors, and other of our founders, for a total value of $500.

     On June 27, 1997, we issued 11,646,000 shares of common stock to Chartwell International, Inc., an affiliate, for cash and other assets valued at $69,000.

     In July 1997, we sold 1,350,000 shares of common stock to 19 investors for cash of $118,000, net of offering costs, pursuant to the exemption from registration contained in Rule 504 promulgated under the Securities Act of 1933.

     In August and September 1997, 750,000 shares of common stock were issued to the principals of Corporate Relations Group for cash and services valued at $75,000.

     In September 1997, 100,000 shares of common stock were issued to 2 investors, Olympus Capital, Inc. and Pow Wow, Inc., in consideration for making bridge loans to us. The shares were valued at $10,000.

     From August 1997 through May 1998, 75,632 shares of common stock were issued to officers and directors for services valued at $15,816.

     In January 1998, we sold 1,540,000 shares of common stock to 40 investors for cash of $745,000, net of offering costs, pursuant to the exemption from registration contained in Rule 504 promulgated under the Securities Act of 1933.

     In October 1997, 23,500 shares of common stock were issued to 10 individuals to buy back franchises. The shares were valued at $8,302.

     In July 1998, we accrued 101,668 shares for issuance to employees. The shares were valued at $72,389 and were actually issued in December 1998.

     From December 1998 to May 1999, we issued 236,001 shares of common stock to directors (William Willard, Janice Jones, and William Kroske) and an advisor, who now serves as our Chief Financial Officer, (John Grace) for services valued at $28,718.

     From December 1998 to March 1999, we issued 173,656 shares of common stock to employees for compensation in the amount of $21,272.

     From December 1998 to March 1999, we issued 471,795 shares of common stock to certain parties for services valued at $56,387 and to secure the payment of certain amounts owed by us. The shares issued as security for payment (450,100) are held in escrow.

     In February 1999, we issued 42,000 shares of common stock to 4 persons for cash in the amount of $16,619, net offering costs, pursuant to the exemption from registration contained in Rule 504.

     In April 1999, we issued 500,000 shares of common stock to Wayne and Kevin Gemas as part of the purchase price for CBS-Athletes, and 22,500 shares of common stock to 6 employees and consultants of CBS-Athletes. The shares were valued at $179,579. In addition, options to purchase 500,000 shares of common stock at $0.50 per share, and additional options to purchase 500,000 shares of common stock contingent upon attaining certain performance thresholds were issued to Wayne and Kevin Gemas. The issued options at $0.50 were valued at $61,531. An additional 25,000 shares, valued at $7,462, were issued to one of the CBS-Athletes consultants in August 1999.

     In May 1999, 351,996 shares of common stock were issued and held in escrow to secure the payment of a note in the amount of $176,000. These shares were not valued since they are held in escrow. These shares were canceled in January 2000 and 352,000 shares were reissued in the names of Kevin and Wayne Gemas. The shares are still held in escrow.

     In August 1999, we issued 42,990 shares of common stock to officers, directors, and an advisor (Art Harrison, Janice Jones, William Willard, and John Grace) for compensation of $21,387.

     In August 1999, we issued 1,347 shares of common stock to Marcus McCarty for compensation of $536.

     In August 1999, we issued 30,000 shares of common stock to Michael Johnson for compensation of $11,880.

     In August 1999, we issued 55,000 shares of common stock to The Taxin Network for services valued at $16,417.

     In August 1999, we issued 22,500 shares of common stock to the John and Sue Brodie Trust as additional purchase price for CBS-Athletes.

     In October 1999, we issued 125,000 shares of common stock to Patrick Darrel Hackman for investor relation services valued at $27,134.

     In November 1999, we issued 360,000 shares of common stock to Johnson & Associates for investor/public relations services valued at $71,633.

     In January 2000, we issued 140,000 shares of common stock to Charlie Jarvis for website creation services valued at $50,649.

     In February 2000, we issued 145,033 shares of common stock to officers, directors and advisors of the Company (Arthur Harrison, Janice Jones, William Willard, and John Grace) for compensation of $35,814.

     In February 2000, we issued 3,278 shares of common stock to Daniel J. Miske in lieu of legal fees of $1,068.

     In February 2000, we offered and sold 2,000,000 shares of common stock at $.50 per share for a total of $1,000,000 pursuant to Rule 504 of Regulation D to 8 persons in the State of Nevada and one accredited investor in the State of Colorado. The offering was registered by qualification in the State of Nevada. No underwriters were used in connection with the offering. The purchasers in descending order of our February 2000 504 offering were as follows:

        Investor Name                   Shares Purchased            Proceeds
----------------------------            ----------------            --------
1.  Oriental New Investments                1,000,000            $    500,000
2.  Michael Chueh                             300,000            $    150,000
3.  Diane Marie Wiley                         233,000            $    116,500
4.  Rocio Trujillo                            224,000            $    112,000
5.  Wall Street Partners                      200,000            $    100,000
6.  Angela Gornec                              20,000            $     10,000
7.  Arthur Gearhart                            10,000            $      5,000
8.  Terry McGowan                               8,000            $      4,000
9.  Marion Porter                               5,000            $      2,500
                                            ---------            ------------
         TOTAL                              2,000,000            $  1,000,000
                                            =========            ============


     In February 2000, we issued 8,000 shares of common stock to Serena Riedel, an employee, for compensation of $5,861.

     In May 2000, we issued 500,000 shares of common stock to Constance J. Cooper as part of the purchase price for CFPI. The shares were valued at $161,174. In addition, options to purchase 500,000 shares of common stock at the higher of $0.50 per share or market value on September 5, 2000, contingent upon CFPI attaining certain performance thresholds were issued to Constance J. Cooper.

     In May 2000, we issued 2,000 shares of common stock each to Anthony Shouse, our controller, and John Grace, in consideration for their agreement to defer part of their compensation. The shares were valued at $1,148. Also in May 2000, we issued 51,990 shares of common stock to officers, directors, and advisors (Arthur Harrison, Janice Jones, William Willard, and John Grace) for compensation of $20,149.

     In May 2000, we issued 10,000 shares and 150,000 shares of common stock to Lovelock79.com and Maple, Poplar & Ash Ltd., respectively, as payment for services. The shares were valued at $3,256 and $48,841, respectively.

     In May 2000, we granted to Swartz Private Equity, LLC warrants to purchase 445,000 shares of common stock during a five-year period at an exercise price of the lower of $.50 per share or the lowest reset price. The terms of the warrants provide that the purchase price will be reset every six months.

     In July 2000, we issued 23,182 shares of common stock to John Grace for compensation of $6,885.

     In July 2000, we issued 17,000 shares of common stock to Jack Renkens for his services valued at $5,049.

     In July 2000, we issued 10,000 shares of common stock to Lawrence Berggoetz in lieu of payment for services valued at $2,970.

     In July 2000, we issued 2,000,000 shares of common stock to the sole stockholder, Mr. Scott G. Traynor, of College Resource Management, Inc. in connection with our acquisition of the Company. The shares were valued at $504,000.

     No underwriters were used in connection with any of the stock transactions described above. Except for those transactions for which we relied upon the exemption from registration contained in Rule 504, we have relied upon Section 4(2) of the Securities Act of 1933 for exemption from registration. All of the purchasers were deemed to be sophisticated with respect to an investment in securities of the Company by virtue of their financial condition and/or relationship to members of management. We affixed appropriate legends to the stock certificates issued in the transactions.

Item 6. Management's Discussion and Analysis or Plan of Operation

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We were dormant until 1997 when we changed our name to SportsStar Marketing, Inc. We acquired College Bound Student-Athletes, Inc. (CBS-Athletes) in April 1999. Both companies had been experiencing operating losses through the date of the combination, and have continued to experience losses after we merged and restructured the combined businesses. We believe the development of infrastructure for future growth and lack of liquid financial resources are primarily responsible for the losses.

     In August 1999 we hired a Chief Executive Officer and, in late 1999, completed a revised business plan. In February 2000 we completed a $1,000,000 offering, the proceeds of which were used for the repayment of debt, deferred compensation, and payments to vendors. Our plans were to increase sales through development and/or acquisition of new products, expanding and upgrading the number and quality of sales representatives, augmenting the personal evaluation seminar program, and designing an effective Internet e-commerce transaction site. To these ends, we engaged an information technology firm to further develop, as cash is available, our Internet and e-commerce abilities. The information technology firm will work to implement back office solutions to automate (1) production functions of fulfillment and delivery and (2) accounting and management information systems. As a result, an improved website was released in July 2000. The improved website allows us to more fully describe our business plan and vision and to receive potential customer leads and orders. Additional capabilities, such as on-line catalog and product orders are planned for future upgrades to the website. Approximately $43,000 has been spent on website improvements.

     The Company acquired CFPI in May 2000 primarily to expand our product line.

     We believe that our cash requirements through August 1, 2001 will be satisfied by the following sources; (1) cash expected to be generated from operations, (2) exercising the equity line with Swartz Private Equity, LLC, (3) obtaining bank financing, and (4) corporate sponsor contributions.

     We also have plans to raise capital through equity or combined debt and equity financing. The proceeds will be used to expand our product and service lines, to further develop our Internet capabilities, to further develop the corporate sponsorship program, for acquisitions, and for additional working capital, however, there can be no assurance that we will raise any capital. To fully utilize the infrastructure and the associated expense of maintaining it, we must continue to grow through expansion of product and service lines and acquisitions. However, the agreement with Swartz Private Equity grants Swartz a right of first refusal for any private capital raising transaction, and also requires that Swartz give prior approval of any sales of equity securities for cash in private transactions. These provisions limit our ability to raise additional capital.

     Employees are expected to increase from 66 as of July 31, 2000 to approximately 70 over the next twelve months, excluding part-time and contract labor that we use from time-to-time.

     CFPI is expected to contribute $400,000 in gross revenue in fiscal 2001. The effect on net income and earnings per share are projected to be immaterial, as CFPI has historically operated on a break-even basis or at a moderate loss. We plan to modify the products offered by CFPI, to increase the profit margins through production efficiencies and economies of scale while retaining high quality standards. Further, we will broaden our product offerings through these offerings and mass market them through our national sales force.

     We acquired all of the issued and outstanding common stock of College Resource Management, Inc. (CRM) on July 31, 2000. CRM was a private company based in Grand Prairie, Texas and is incorporated in Delaware. It was purchased from its sole stockholder. The purchase price of $2,311,016 consisted of a $1,688,558 promissory note payable, 2,000,000 shares of our common stock valued at $504,000, and transaction costs of $118,458. The promissory note payable to seller has a stated interest rate of 7.5% that has been discounted at 11.5% for purposes of calculating the purchase price. The undiscounted obligation is $2 million. The purchase price has been allocated to the fair value of identifiable assets and liabilities. We recorded intangible and other assets in connection with the acquisition. The acquisition has been accounted for by the purchase method and the excess of cost over the fair value of acquired net tangibles assets of $1,145,588 was recognized as intangible assets and is being amortized on a straight-line basis over 10 years. The results of operations will be included in our financial statements starting August 1, 2000. We also assumed a software lease commitment with quarterly payments of $125,000. The first software lease payment is due in April 2001. Lease payments will be expensed on the straight-line basis over the lease term.

     On May 5, 2000, we acquired College Foundation Planners, Inc. (CFPI). The purchase price of $434,414, consisted of $241,541 in promissory notes to seller, 500,000 restricted shares of our common stock valued at $148,500 and $44,373 of acquisition costs. In conjunction with this acquisition, the Company will issue 40,000 restricted shares of the Company's common stock valued at $10,125 to certain employees of CFPI. The employees are entitled to the shares upon completing one year of service (May 5, 2001). The purchase price is based on CFPI having defined net assets and maintaining defined revenue thresholds for periods before and after closing of the purchase. Two hundred fifty thousand of the 500,000 shares issued have been placed in escrow with an independent agent and will be released depending upon CFPI attaining contractual revenue thresholds in the next year. The Company believes it is probable that such performance thresholds will be met, accordingly the purchase price includes this contingent consideration. The Company also granted 500,000 shares of our common stock to the former owner and operator of CFPI as part of an employment contract, which become vested and exercisable only to the extent CFPI achieves contractual performance thresholds over the next three years, which if attained will be recognized as expense in the periods earned.

     The acquisition has been accounted for by the purchase method and the results of operations of CFPI have been included in our financial statements from May 1, 2000. The purchase price was allocated to the fair values of identifiable assets and liabilities as of April 30, 2000. In connection with the purchase we recorded an intangible asset for recruiting systems technology of $470,972 which is being amortized on a straight-line basis over 10 years.

     Due to the acquisition of CBS-Athletes in April 1999, the results of operations of CBS-Athletes have been included in our financial statements from April 15, 1999. The purchase price was allocated to the fair values of identifiable assets and liabilities. We recorded three intangible assets in connection with the acquisition: a covenant not to compete of $147,485, software of $73,300, and recruiting systems technology of $1,057,108.

     On April 15, 1999, we acquired CBS-Athletes. The purchase price of $945,901 consisted of $600,000 debt valued at $527,951, 522,500 shares of our common stock valued at $198,934, options to purchase up to 500,000 shares of our common stock at $.50 per share valued at $61,531, a covenant not to compete valued at $147,485 and $10,000 of acquisition costs. During 2000, the Company issued 22,500 shares of common stock valued at $8,028 as additional purchase price consideration. Additional payments of up to $1.1 million and options to purchase 500,000 shares of our common stock could be made upon CBS-Athletes achieving certain performance thresholds. It has been determined that four of the five performance thresholds have not been met and the remaining threshold relating to lowering production costs is still under review. Our additional liability, if any, if this threshold was met would be an additional payment to the former owners of $250,000 and could be paid in cash or common stock, at our option. Additional consideration, if any, would be recognized at the point that meeting the thresholds becomes probable.

     Our fiscal year end is July 31. The following is a summary of certain selected financial information as of and for the years ended July 31, 2000 and 1999.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere herein.

     RESULTS OF OPERATIONS: YEAR ENDING JULY 31, 2000 VERSUS JULY 31, 1999

     GENERAL. While the majority of our student services revenue is derived from profile fees, we are beginning to diversify our product offerings. Our revenue in a particular period is directly related to the number of profiles produced during the period. Future revenue will be significantly positively impacted by the College Action Plan (CAP) sales derived from the CRM acquisition. Management believes that our business is somewhat seasonal, with average revenue declining in the period beginning at Thanksgiving and ending at the New Year's holiday, and also declining in the spring. Profiling fees represent revenue from contracts that are recognized over the period of the contract although the relative value of services provided might be different as services are performed. Deferred revenue is recorded for cash received in advance for services we are obligated to perform. The cost of profiling revenue is mainly comprised of the cost of commissions, production salaries, facility rental, postage and other direct service cost that is expensed as incurred.

     REVENUE. For the year ending July 31, 2000, total revenue increased $1,149,140 or 163% to $1,856,026 as compared to $706,886 for 1999. Revenue is expected to continue increasing in fiscal 2001, primarily due to the purchase of CRM, expansion of the corporate sponsorship program and the expansion of sales of products developed from the CFPI acquisition. The revenue sources are planned to diversify as more products are developed.

     Student services revenue increased for the fiscal year 2000 to $1,285,779 from $499,154 in 1999, primarily as a result of a full year's activity from the acquisition of CBS-Athletes in 2000 compared to three and one half months in 1999, and CFPI's revenue of approximately $100,000. Revenue from profiling is planned to increase in fiscal 2001 as the marketing and selling of the product is included in the CRM workshop, the number of representatives grows and the sales per representative increases.

     Corporate sponsor revenue increased $504,665 or 1628% for the year ended July 31, 2000 to $535,665 from $31,000 for 1999. The increase consists primarily of a $500,000 contribution from EUR AM Consulting that is not restricted as to use by the sponsor. While we will continue to search for similar sponsorships in the future, there is no assurance that we will receive additional sponsorships.

     We have recently experienced substantial revenue growth; however, there can be no assurance that we will continue to grow at historical rates or at all. Our ability to generate increased revenue and achieve profitability will depend upon our ability to increase sales through development and/or acquisition of new products, expanding and upgrading the number of sales representatives, further developing the workshop program and designing an effective Internet commerce site. Our ability to expand and develop these channels depends on a number of factors beyond our control, including general business and economic conditions. Expansion and development of existing and additional marketing and distribution channels will also depend, in part, upon our ability to secure additional financing, technology, expertise and staff.

     Other revenue increased $14,477 or 72% for the year ended July 31, 2000 to $34,582 from $20,105 for 1999.

     We have discontinued the sale of franchises and anticipate no future franchise fee revenue from the sale of franchise regions. Accordingly, no franchise fee revenue was received in 2000 compared to $156,627 for 1999.

     COST OF SERVICES. The cost of services for 2000 increased $668,453 or 162% to $1,081,468 from $413,015 for 1999. The increase in cost of services is primarily attributable to the inclusion of a full year's activity of CBS-Athletes. As a percentage of student services revenue, cost of services was 84% for the current year, as compared to 83% for the prior year. Cost of service increased as a percentage of revenue because of fixed costs of production. On an annualized basis, the revenue from CBS-Athletes was decreased in 2000 compared to 1999, but the fixed costs remained. Cost of services is comprised primarily of sales commissions, production costs, and marketing.

     OPERATING EXPENSES. Selling, general and administrative expenses increased 67% or $707,745 to $1,756,919 for 2000, as compared to $1,049,174 for 1999. The increase results from the operating expenses of CBS-Athletes included for the full year of fiscal 2000, CFPI included for the last quarter of fiscal 2000, corporate expenses and additional compensation for new staff. Because of increased management, staff and cost of new technology, we anticipate selling, general and administrative expenses to increase and continue at their current percentage of revenue due to our integration of CRM, CFPI and CBS-Athletes, development of new products, and efforts to develop processing and production methodologies to reduce the cost of each product.

     Our results have also been affected by the costs associated with the integration of operational and administrative functions and building infrastructure for future expansion. There can be no assurance that we will be able to successfully integrate the businesses we have acquired or integrate them in a timely manner in accordance with our strategic objectives. Failure to integrate acquired businesses effectively and efficiently could have a material adverse effect on our business, financial condition, results of operations and liquidity.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 120% or $132,245 to $242,349 for 2000, as compared to $111,060 for 1999. The additional depreciation and amortization was primarily due to the acquisition of CFPI and CBS-Athletes, since their acquisitions, resulted in intangible assets totaling $1,528,080. These assets are generally being amortized over a 10-year period. Amortization expense is expected to further increase in fiscal 2001 due to the acquisition of CRM and a full year amortization of CFPI.

     OPERATING LOSS. Our operating loss for 2000 was $1,224,710 compared to an operating loss of $866,363 in 1999. The increase in operating loss is primarily attributable to the increased selling, general and administrative costs associated with the CFPI and CBS-Athletes acquisitions, costs of merging operations and building infrastructure, legal fees, higher investor and public relations expenses, and higher amortization expenses, offset by the receipt of $500,000 in corporate sponsor contributions in 2000.

     Since the acquisition of CRM, management expects losses to significantly diminish and expects to generate positive cash flows from operations.

     NON OPERATING INCOME (EXPENSE). Interest expense for 2000 increased 158% or $64,715 to $105,729 as compared to $41,014 for 1999. The increase in interest expense relates to the financing of the CFPI and CBS-Athletes acquisitions. Our interest expense is directly related to our level of borrowings and related interest rates. Interest expense is expected to increase in fiscal 2001 due to the acquisition of CFPI that was completed in May 2000, the acquisition of CRM that was completed in July 2000, and if we obtain third-party debt financing to fund operations and development.

     NET LOSS AND NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss for fiscal 2000 was $1,319,820, as compared to $899,043 for 1999. The basic and diluted net loss per share attributable to common stockholders for 2000 was $0.07, as compared to net loss per share of $0.05 for 1999. As of July 31, 2000, the Company has issued options to purchase 3,838,734 shares of its common stock to employees, 445,000 warrants to Swartz, and 2,000,000 shares in common stock held in escrow as collateral on a stockholder note payable, which could potentially dilute diluted earnings per share in the future.

     FINANCIAL CONDITION FOR YEAR ENDED JULY 31, 2000 AS COMPARED TO JULY 31,
1999

     Total assets have increased from $1,623,132 at July 31, 1999 to $5,429,843 for a change of $3,806,711 at July 31, 2000, reflecting our growth, both internally and through acquisitions. The most significant increase occurred on July 31, 2000 when we acquired CRM. With respect to the CRM acquisition $74,683 was recorded in cash, $1,796,784 was recorded in amounts due from customer contracts acquired, $6,615 in other current assets, $271,586 in plant and equipment and $1,145,588 in intangible assets. The increase in total assets related to the acquisition of CRM is $3,295,256. The remaining increase in total assets is primarily due to the acquisition of CFPI in May 2000 which consisted primarily of intangible assets.

     Total liabilities increased from $1,661,193 at July 31, 1999 to $4,814,652 at July 31, 2000. The increase was primarily due to the acquisitions of CRM and CFPI, which were accomplished through the issuance of common stock and notes. Current liabilities increased from $909,217 at July 31, 1999 to $2,604,640 at July 31, 2000. The current liability increase was related to the purchase of CRM and includes current maturities of long-term debt, current portion of capital lease obligations of $290,960, accounts payable of $126,853, accrued expenses of $331,198 and deferred revenue of $353,687. Increases in current liabilities were also due to the maturation of long-term debt to current.

     Other increases occurred primarily in current maturities of long-term debt to related parties, which was related to the note issued in conjunction with the CRM acquisition, accounts payable, which was due to past due accounts payable associated with revenue that did not meet pre-acquisition projections in the CBS-Athletes transaction, accrued liabilities, which was due to an increase in deferred salaries and accrued interest expense from the CBS-Athletes acquisition, and due to related parties, which consists of amounts due to Chartwell and others for unpaid royalties, management fees, and trade credits. The balance sheet also reflects an increase in long-term debt to related parties, less current maturities from $751,976 at July 31, 1999 to $2,143,376 at July 31, 2000 which is due to the notes issued in conjunction with the CRM and CFPI acquisitions.

     Stockholders' equity (deficit) increased from a deficit of $38,061 at July 31, 1999, to equity of $615,191 at July 31, 2000. While we issued 5,698,320 shares during the year for cash, services, and acquisitions for a total consideration of $1,973,072, this was offset by the net loss of $1,319,820.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of liquidity and capital resources historically have been borrowings and sales of our equity securities. Cash used for payment of operating costs has offset these sources of cash flows.

     In February 2000, we completed the sale of 2,000,000 shares of common stock for $1,000,000 ($974,984 net of offering costs)and in March received a $500,000 corporate contribution. We repaid $210,000 of acquisition-related debt and other debt, approximately $76,000 of deferred compensation and $362,000 of deferred vendor and accounts payable with the proceeds from these transactions. Current assets increased to $2,056,793 as compared to $118,245 at July 31, 1999, due primarily to an increase in amounts due from customer contracts acquired of $1,796,784. Current liabilities increased to $2,604,640 at July 31, 2000 as compared to $909,217 at July 31, 1999, due to higher operating expenses, deferred payments in 2000 and the acquisitions of CFPI and CRM.

     We have plans to raise capital through equity or combined debt and equity financing. Through an investment agreement with Swartz Private Equity, LLC, we have secured an equity line to raise up to $30 million. Our management does not know to what extent we will utilize this method of financing, but believes it to be prudent to have the financing mechanism in place should the need arise. We anticipate raising a minimum of $2 million in capital each year for the next 3 years through the Swartz Private Equity, LLC agreement and/or other alternative economically prudent instruments.

     We entered into the investment agreement with Swartz Private Equity, LLC in May 2000. The investment agreement entitles us to issue and sell, at our option, common stock for up to an aggregate of $30,000,000 from time to time during a three-year period commencing on the effective date of a registration statement (a "Put Right"). This investment agreement will provide us with a financing alternative that can be evaluated against other financing alternatives available to us. In order to invoke a Put Right, we must have an effective registration statement on file with the Securities and Exchange Commission registering the resale of the common shares that may be issued as a consequence of the invocation of the Put Right.

     If we do not "Put" at least $2,000,000 worth of common stock to Swartz during each year following the date on which the Registration Statement is declared effective by the SEC, we must pay Swartz an annual non-usage fee. The fee equals the difference between $200,000 and 10% of the value of the shares of common stock Put to Swartz during that annual period. Each annual non-usage fee is payable to Swartz, in cash, within five (5) business days of the date it is accrued. We are not required to pay the annual non-usage fee to Swartz in the years we have met the Put requirements. We are also not required to deliver the non-usage payment until Swartz has paid us for all Puts that are due.

     During the term of the investment agreement and for one year after its termination, we are prohibited from issuing or selling any capital stock or securities convertible into our capital stock for cash in private capital raising transactions, without obtaining the prior written approval of Swartz which Swartz has agreed to not unreasonably withhold. In addition, Swartz has the option for 10 days after receiving notice to purchase such securities on the same terms and conditions. This right of first refusal does not apply to acquisitions, option plans or strategic partnerships or joint ventures.

     We preliminarily indicated in our agreement with Swartz that we expect to use the proceeds received from Swartz for working capital, including accelerated debt payments on notes payable to stockholders, strategic alliances (including potential acquisitions), capital expenditures and general corporate purposes. These purposes were established as of the date of the agreement with Swartz, and we have the right to change the purpose for which the funds will be used without giving notice to Swartz. We expect that a portion of the funds received under the Swartz agreement will be use to pay accelerated debt on notes payable to Shareholders.

     Additionally, we intend to secure bank financing for working capital of $500,000 to $1 million. We will fund a portion of our capital needs out of expected cash flows from operations. Funding development and acquisitions out of operations may slow growth.

     We have been building our corporate infrastructure since 1997. To fully utilize the infrastructure and the associated expense of maintaining it, we must continue to grow through expansion of product and service lines and acquisitions.

     We have generated a deficit of cash flow from operations. This deficit would have been far worse had we not been able to get individuals to defer compensation, related parties to defer compensation, related parties to defer expenses, and stock issued for services. Additionally, any funds raised are required to be paid to accelerate payments on debt obligations. We recognize that these activities can not occur as a long-term strategy. We need to generate positive cash flows from operations, raise debt and equity financing and corporate sponsors contribution. We have plans to do this and believe it will all happen, however, there can be no assurance that it will.

     Management believes that our cash requirements through August 1, 2001 will be satisfied by the following sources; (1) cash expected to be generated from operations, (2) exercising the equity line with Swartz Private Equity, LLC, (3) obtaining bank financing, and (4) corporate sponsor contributions.

YEAR 2000 COMPLIANCE

     We have had no significant disruptions due to Year 2000 issues and we do not expect any disruptions in the future. We have expended no financial or technical resources to remediate any Year 2000 problems.

Item 7. Financial Statements

     Consolidated Financial Statements are included herein beginning on page
F-1.

Item 8. Changes in and Disagreements with Accountants and Financial Disclosure

     None.

Item 9. Directors and Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

     The officers and directors of the Company are as follows:

NAME                           AGE       POSITION
Rick N. Newton                 48        Chairman of the Board of Directors

Jerome M. Lapin                70        Chief Executive Officer and Director

Constance J. Cooper            64        Executive Vice President and Chief
                                         Operating Officer - CFPI

Kevin Gemas                    37        Chief Operating Officer - Profiles
                                         Division

Janice A. Jones                51        Corporate Secretary and Director

John J. Grace                  56        Chief Financial Officer

William R. Willard             57        Director

Peter Lambert                  49        Director

Harris Ravine                  58        Director


     The term of office of each of our directors ends at the next annual meeting of our stockholders or when the director's successor is elected and qualified. The next annual meeting of stockholders has been tentatively scheduled for November 6, 2000 at our office in Lakewood, Colorado.

     The term of office of each our officers ends at the next annual meeting of our Board of Directors, which is expected to take place immediately after the next annual meeting of stockholders, or when such officer's successor is elected and qualified.

     RICK N. NEWTON has been the Chairman of our Board of Directors since April 1999. From November 1996 to March 1999, he was Director of Corporate Finance Services at American Express Co., Denver, Colorado. From April 1990 to October 1996, he was CEO of Systems Science Institute. Mr. Newton has more than 28 years of multi-industry experience ranging from start-up to Fortune 500 companies, and is primarily responsible for our acquisition of CBS-Athletes. He graduated from the University of Colorado with a Degree in Engineering. Mr. Newton devotes approximately 20% of his time to our business.

     JEROME M. LAPIN has been Chief Executive Officer and a Director since August 1999. From January 1994 to July 1999, Mr. Lapin was President, CEO and Chairman of the Board of Directors of American Coin Merchandising Corporation, a publicly traded company, (symbol ACMI), based in Boulder, Colorado. Mr. Lapin was a co-founder of International House of Pancakes in 1958. In 1966, he retired to Australia where he pursued private business interests including World Hosts Pty, Ltd., which owned Caprice Restaurant and established Orange Julius in Australia. In 1978 Mr. Lapin returned to the United States and became President and CEO of Topsy's International, Inc., Kansas City, Missouri, which acquired the Tastee Freez chain of 800 units. He was also President of Sanwa Foods, Inc., a soup manufacturer in Los Angeles that was subsequently acquired by Campbell Soups.

     CONSTANCE J. COOPER has been Executive Vice President and CFPI Chief Operating Officer since May 5, 2000. Ms. Cooper founded College Foundation Planners, Inc. (CFPI) in Tustin, California in 1982. CFPI advises students and their parents on the availability of financial aid for college, how to help families qualify for it and how to find the way through the complex labyrinth of actually getting it. Her expertise in financial aid planning for college has been featured in numerous interviews and articles, including Entrepreneur Magazine, Los Angeles Times, Orange County Register and the OCN Cable News Channel. Ms. Cooper earned her Masters degree in Education at California State University, Long Beach. Her retirement as a professor from Fullerton College (25 years) plus teaching in four high schools (8 years), prepared her to develop a national program, The College Partnership-TM-.

     KEVIN GEMAS has been Chief Operating Officer of the Profiles Division since April 1999. From January 1991 to April 1999, he was President of College Bound Student-Athletes, Inc., Cedarburg, Wisconsin, which he founded in 1990 and we acquired in April 1999. He graduated from Clemson University in 1985 with a B.S. Degree in Business Administration. Mr. Gemas devotes his full-time to this position.

     JANICE A. JONES, Ph.D., is our founder, and has been a director since 1997 and our corporate secretary since 1998. In addition, she founded and has been a director of Chartwell since its inception in 1984 and its Chief Executive Officer since 1990, as well as President and a director of NCRA. In 1979 she formed The Chartwell Group, Inc., an investment banking and financial relations firm serving emerging growth companies. Dr. Jones was engaged in investor relations for several companies from 1973 to 1982 including Cameron & Associates from 1976 to 1980. Dr. Jones holds Ph.D., 1980, and Masters, 1976, degrees in Social Sciences from Yeshiva University, and a B.A., 1973, from Hunter College. She received the Hunter College Hall of Fame Award in 1986. Dr. Jones devotes her full-time to our business and that of Chartwell.

     JOHN J. GRACE became our Chief Financial Officer in October, 2000. Mr. Grace has worked with us in an advisory capacity since 1998 on our financial matters. During 1997, Mr. Grace was President of Chartwell Automotive Group, Inc. During 1997 and 1996, Mr. Grace was a Senior Advisor to Chartwell International, Inc. where he was involved in acquisitions and financing. From 1988 to 1993 Mr. Grace was responsible for operations a Center for the New West. Prior to this, Mr. Grace was a Managing Partner at Price Waterhouse Coopers where he spent 28 years in various senior positions.

     WILLIAM R. WILLARD has been a Director since June 1997. Since 1997, he has also been a Director of Chartwell. Mr. Willard has been actively involved with public offerings, private placements, mergers and acquisitions and other corporate finance activities both domestically and internationally at Bridgestream Partners, L.L.C. since May, 1992, where he is Managing Partner and owns 100% of the membership interest. Prior to that time he formed Willard Capital Group Ltd. in 1988. Prior to forming Willard Capital Group Ltd., Mr. Willard was First Vice President in Corporate Finance for Bateman Eichler, Hill Richards, Inc. Mr. Willard has diverse experience at several other investment banks, consulting firms and an advertising firm. Mr. Willard received his B.S. in Political Science and International Relations from the University of Wisconsin in 1965 and an M.B.A. in Finance and International Business from the University of Chicago, Graduate School of Business in 1971. He also attended the Sorbonne (Paris, France) where he received his Cour Practique certificate. He serves on the boards of directors of: Trans-Leasing International, Inc. (a reporting company under the Securities Exchange Act of 1934), IDAS Corporation, E-2000, and Chick's Natural. Mr. Willard devotes his time as required to our business.

     PETER LAMBERT has been a Director since May 2000. Since May 1999, Mr. Lambert has been the Executive Vice President and Chief Financial Officer of Century Media, Inc., a television advertising agency based in Santa Monica, California. From 1973 to 1997, Mr. Lambert was a commercial banker, primarily with Lloyds Bank (1973 to 1978), The Bank of California (1978 to 1986), and Imperial Bank (1992 to 1997), handling a wide variety of businesses including real estate developers, commercial property owners, service companies, sports teams, high net-worth individuals, talent agencies, production companies, restaurateurs, and collectors of corporate jets and thoroughbreds. Since 1997, Mr. Lambert has been the Chief Financial Officer, and one of the principal owners, of Century Entertainment, LLC, which provides consulting services to entrepreneurs in the film services business that is highly concentrated in Los Angeles. Mr. Lambert has an MBA from Loyola Marymount University in Los Angeles, and a Bachelor's Degree in Business Administration from the University of Southern California. Mr. Lambert also graduated from Stanford's Graduate School of Credit and Financial Management and the University of Oklahoma's National Commercial Lending School.

     HARRIS RAVINE has been a Director since October 2000. Mr. Ravine became a partner of InFusion, an advisory services firm, in June 2000. From May 1997 to January 2000, Mr. Ravine was the Chairman and Chief Executive Officer of Andataco/IPL Systems Inc. Mr. Ravine had been Managing Director of BI Capital, Limited and Technology Investment Officer with The Broe Companies, a real estate investment company from June 1994 to April 1997. Prior thereto, Mr. Ravine was employed by Storage Technology Corporation, a computer manufacturer, in various capacities, including Executive Vice President, Chief Administrative Officer and Group Officer for Midrange Markets from June 1992 to January 1994.

     Dr. Jones may be deemed to be our "promoter" within the meaning of the Rules and Regulations under federal securities laws.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than ten percent (10%) of a registered class of our equity securities, to file initial reports of securities ownership of the Company and reports of changes in ownership of equity securities of the Company with the Securities and Exchange Commission ("SEC"). Such persons also are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, during the fiscal year ended July 31, 2000, our officers and directors complied with all applicable Section 16(a) filing requirements. These statements are based solely on a review of the copies of such reports furnished to us by our officers and directors and their written representations that such reports accurately reflect all reportable transactions.

Item 10. Executive Compensation

     The following table sets forth information for all persons who have served as the chief executive officer during the last completed fiscal year:

                           SUMMARY COMPENSATION TABLE


                                          ANNUAL COMPENSATION                  LONG TERM COMPENSATION
                                 -------------------------------------   ----------------------------------
                                                                                  AWARDS            PAYOUTS
                                                                         -----------------------    -------
                                                             OTHER       RESTRICTED   SECURITIES
                                                             ANNUAL        STOCK      UNDERLYING               ALL OTHER
NAME AND PRINCIPAL                                        COMPENSATION    AWARD(S)     OPTIONS/      LTIP     COMPENSATION
    POSITION              YEAR   SALARY ($)   BONUS ($)        ($)           ($)        SARS (#)    PAYOUTS       ($)
------------------        ----   ----------   ---------   ------------   ----------   ----------    -------   ------------
Jerome M. Lapin (1)       2000    $60,000       $-0-          $-0-         $-0-         300,000       $-0-        $-0-
  Chief Executive
  Officer and
  Director

Kevin Gemas (2)           1999    $90,000       $-0-          $-0-         $-0-           $-0-        $-0-        $-0-
  Interim President

William Kroske (3)        1999    $62,000       $-0-          $-0-         $-0-           $-0-        $-0-        $-0-
  President               1998    $64,500       $-0-          $-0-         $-0-           $-0-        $-0-        $-0-


--------------

(1)  Mr. Jerome M. Lapin became our Chief Executive Officer in August, 1999.

(2) Mr. Kevin Gemas served as our Interim President from April 1999 to August 1999.

(3)  Mr. William Kroske was our President from June 1997 to April 1999.

                     Options/SAR Grants in Last Fiscal Year
                                Individual Grants

                              Number of         % of Total
                              Securities       Options/SARs
                              Underlying        Granted to         Exercise or
                             Options/SARs      Employees in        Base Price        Expiration
      Name                    Granted(#)       Fiscal Year          $/Share)             Date
      ----                   ------------      ------------        -----------       -----------
Jerome M. Lapin                250,000            .21%              $.272             08/09/2004
  Chief Executive               50,000            .04%              $.50              08/09/2003
  Officer and Director


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                   SECURITIES          VALUE OF
                                                   UNDERLYING        UNEXERCISED
                                                   UNEXERCISED         IN-THE
                       SHARES                        OPTIONS        MONEY OPTIONS/
                    ACQUIRED ON                  SARs AT FY-END     SARs AT FY-END
                      EXERCISE       VALUE        EXERCISABLE/       EXERCISABLE/
       NAME           (NUMBER)      REALIZED     UNEXERCISABLE      UNEXERCISABLE
       ----         -----------     --------     --------------     ---------------
Jerome M. Lapin          -0-           -0-          0/300,000          $0/$2,313
 Chief Executive
 Officer and
 Director

COMPENSATION OF DIRECTORS

     Since April 1997, we have issued 8,000 restricted shares of common stock quarterly to each of Janice Jones, William Willard, and John Grace as compensation for their services as directors and advisors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     In February 1999, we entered into a employment agreement with Arthur D. Harrison, to serve as interim Chief Financial Officer, pursuant to which he was paid $15 per hour payable upon receipt of his billing invoice; $35 per hour payable upon receipt of financing of at least $750,000; and $90 per hour in the form of a warrant or stock option based on current offering valuation. Mr. Harrison received partial payments for his services in the form of shares of common stock based on the prevailing market price at the time. Through May 2000, he has been issued 100,526 shares of stock valued at $19,276. Mr. Harrison had agreed to defer 50% of his compensation until we received additional financing. However, he resigned effective May 1, 2000, and on May 4, 2000, he was given a note for $4,186 for the balance of his deferred compensation. The note is due November 4, 2000 and accrues interest at 10% per annum.

     On March 29, 1999, in connection with the acquisition of CBS-Athletes, we entered into an Employment Agreement with Kevin Gemas. Under the terms of the Agreement, Mr. Gemas is to be employed by us for an initial term of five years, with annual extensions thereafter by mutual consent of the parties, at an annual salary of $90,000, subject to annual review. In addition, Mr. Gemas receives a standard benefit package (health insurance, vacation pay, sick pay, etc.) and an automobile allowance of $1,100 per month. Beginning in April 2000, he is entitled to participate in our executive management bonus and stock option plans, when such plans are instituted.

     On March 29, 1999, in connection with the acquisition of CBS-Athletes, we entered into a Consulting Agreement with Wayne O. Gemas, father of Kevin Gemas our Chief Operating Officer of the Profiles Division. Pursuant to the terms of the Consulting Agreement, Wayne Gemas will provide consulting services to us on all matters pertaining to our business for a period of 5 years and will receive $1,500.00 per month (including an allowance for business expenses) for such services. In addition, Mr. Gemas is entitled to health insurance coverage, with the premium paid by us for such policy.

     In April 1999, we entered into an employment agreement with Rick Newton, Chairman of the Board of Directors. Pursuant to the terms of the agreement, Mr. Newton received 55,000 restricted shares of common stock upon acceptance of his employment and an option to purchase up to 1,000,000 shares of common stock at $0.50 per share. The option is exercisable for a five-year period and vests at the rate of 200,000 shares per year. Upon reaching operating profitability of $100,000 per year, Mr. Newton will receive an annual salary of $25,000. On August 10, 1999, the Board of Directors rescinded the five-year option to purchase up to 1,000,000 shares, but granted Mr. Newton the option to purchase up to 60,000 shares at $0.50 per share, this amount vested on the commencement of his employment. This option expires April 16, 2004. On May 31, 2000, Mr. Newton was granted a five-year option to purchase up to 250,000 shares at $0.50 per share. This option is vested as to 140,000 shares and will vest as to the remaining 110,000 shares on April 19, 2001 if he has performed as Chairman through November 6, 2000.

     On August 9, 1999, we entered into an Employment and Stock Option Agreement with Jerome M. Lapin, the Chief Executive Officer. Mr. Lapin's employment agreement renews automatically for successive one-year terms unless his employment is terminated. He is paid an annual salary of $60,000 and was granted five-year options to purchase 500,000 shares of common stock at $0.272 per share, half of which vested on August 9, 1999 and the remainder of which will vest August 9, 2000. Mr. Lapin has agreed that during his employment with us and for a period of three years from the termination of his employment that he will not directly or indirectly, own, manage, operate, control, be employed by, perform services for, consult with, solicit business for, participate in, or be connected with the ownership, management, operation, or control of (i) any business which is materially similar to or competitive with our business in the United States or (ii) any of our then existing vendors, affiliates, or customers in the United States. Mr. Lapin's salary was increased effective March 1, 2000 to $80,000 per year. He was also granted an additional option to acquire 50,000 shares exercisable at $0.50 per share, vesting March 1, 2001. Mr. Lapin has deferred payment of his salary. At July 31, 2000, $67,053 in salary had been accrued.

     On August 16, 2000, we entered into a letter agreement with John J. Grace, the spouse of Janice Jones and an officer, director, and principal shareholder, with regard to his compensation for services rendered July 1, 1999 through December 31, 1999. Mr. Grace billed us for actual time worked at the rate of $100 as follows: $25 per hour payable upon receipt of billings, $50 per hour payable upon receipt of financing of $500,000 or more, and $25 per hour in stock. For the fiscal years ending July 31, 1999 and July 31, 2000, Mr. Grace earned $-0- and $107,750, respectively, and received $22,000 in March 2000. Mr. Grace has agreed to defer receipt of compensation until we receive additional financing. Mr. Grace agreed to become our CFO commencing September 1, 2000. His salary structure is substantially the same.

     Beginning March 2000, Dr. Jones is paid an annual salary of $50,000. She has agreed to defer 24% of her compensation until we receive additional financing.

     On May 5, 2000 in connection with the acquisition of College Foundation Planners, Inc (CFPI), we entered into an Employment Agreement with Constance Cooper. Under the terms of the Agreement, Ms. Cooper is to be employed by us for an initial term of three years, with annual extensions thereafter by mutual consent of the parties, at an annual salary of $54,000, beginning on March 1, 2001. Ms. Cooper is entitled to a bonus equal to 50% of CFPI's annual pre-tax cash flow (Net Income) from $50,000 to $150,000 and a bonus equal to 25% of pre-tax Cash Flow (Net Income) over $150,000 to $300,000. In addition, Ms. Cooper receives a car allowance of $380 per month. She was also granted four-year option to purchase 500,000 shares of common stock at $0.50 per share or the then current market value up to $1.00, that vest at a rate of 166,666 shares per year over the next three years, providing certain milestones are met.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the common stock, as of October 26, 2000:

NAME AND ADDRESS OF OWNER                   NUMBER OF SHARES OWNED      PERCENT OF CLASS (1)

Chartwell International, Inc.                      7,330,369                    31.22%
333 South Allison Parkway, Ste 100                                               (2)
Lakewood, CO 80226

Janice A. Jones                                    3,729,465                    15.88%
333 South Allison Parkway, Ste 100                                               (3)
Lakewood, CO 80226
Secretary and Director

John J. Grace                                      3,729,465                    15.88%
333 South Allison Parkway, Ste 100                                               (4)
Lakewood, CO 80226
Chief Financial Officer

Scott G. Traynor                                   2,000,000                     8.52%
address Line I
address Line II

Kevin W. Gemas                                     1,352,000                     5.76%
1001 W. Glen Oaks Lane                                                           (5)
Suite 108
Mequon, WI 53092
Chief Operating Officer

Jerome M. Lapin                                      500,000                     2.13%
5275 DTC Parkway, Suite 110                                                      (6)
Englewood, CO 80111
CEO and Director

Constance Cooper                                     500,000                     2.13%
14081 S. Yorba Street, Suite 106                                                 (7)
Tustin, CA 92780
Executive Vice President

Rick N. Newton                                       255,000                     1.09%
5275 DTC Parkway, Suite 110                                                      (8)
Englewood, CO 80111
Chairman of the Board

William R. Willard                                   112,000                      --
356 Playa Del Norte, No. 2                                                       (9)
La Jolla, CA 92037
Director

Peter Lambert                                              0                       --
3130 Wilshire Boulevard, 4th Floor
Santa Monica, CA 90400
Director

Harris Ravine                                              0                       --
333 South Allison Parkway, Ste 100
Lakewood, CO 80226
Director

Officers and Directors as a group                  6,448,465                    26.4%

-----------------

(1) This table is based on 23,483,068 shares of common Stock outstanding on October 26, 2000. Where the persons listed on this table have the right to obtain additional shares of common stock within 60 days from October 26, 2000, these additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage of any other Person.

(2) According to a Form 10-SB filed by Chartwell International, Inc., Dr. Janice A. Jones is the beneficial owner of 48% of Chartwell's common stock. Dr. Jones is an officer and director of Chartwell. William R. Willard is a director of Chartwell. These officers and directors may be deemed to have beneficial ownership of the shares owned by record by Chartwell.

(3) Includes 321,465 shares owned of record by John J. Grace (the spouse of Janice A. Jones), shares issuable upon an option held by Mr. Grace to purchase 200,000 shares from Chartwell, shares issuable upon an option held by Dr. Jones to purchase 600,000 shares from Chartwell, 1,500,000 shares owned of record by Family Jewels II Limited Partnership (an entity owned and controlled by Dr. Jones), and the right to convert debt into 1,000,000 shares held by The Chartwell Group, Inc. (a company owned and controlled by Dr. Jones). Dr. Jones disclaims beneficial ownership of the shares beneficially held by her husband John J. Grace.

(4) Includes 321,465 shares owned of record by John J. Grace, 108,000 shares held of record by Janice A. Jones, his wife, shares issuable upon an option held by Mr. Grace to purchase 200,000 share from Chartwell, shares issuable upon an option held by Janice A. Jones to purchase 600,000 share from Chartwell, 1,500,000 shares owned of record by Family Jewels II Limited Partnership (an entity owned and controlled by Janice A. Jones), and the right to convert debt into 1,000,000 shares held by the Chartwell Group, Inc. (a company owned and controlled by Janice A. Jones). Mr. Grace disclaims beneficial ownership of shares beneficially owned by his wife.

(5) These shares are owned of record by Kevin W. Gemas and Wayne O. Gemas as joint tenants. Includes shares issuable upon exercise of an option to purchase 500,000 shares. See Part I - Item 1. Description of Business. Includes 352,000 shares held in escrow to secure payment of certain notes.

(6) Includes shares issuable upon exercise of an option to purchase 250,000 shares. See Part I, Item 6. Executive Compensation.

(7) Includes 250,000 shares held in escrow to secure performance of certain revenue goals.

(8) Includes shares issuable upon exercise of an option to purchase 200,000 shares. See Part I, Item 6. Executive Compensation.

(9) Includes 64,000 shares owned of record by The Bridgestream Trust, an entity owned and/or controlled by Mr. Willard.


Item 12. Certain Relationships and Related Transactions

     In June 1997, we entered into an agreement with National College Recruiting Association, Inc. ("NCRA"), a wholly-owned subsidiary of Chartwell International, Inc. Chartwell International was at the time and still is one of our principal shareholders. Chartwell became our sole stockholder in early 1996 when it acquired our stock. Dr. Janice A. Jones, a CBSA officer and director, is and was at the time the Agreement was entered into, an officer, director and principal shareholder of Chartwell. NCRA granted us an exclusive license for the use, rights, and interests in and to all of the assets constituting the business of NCRA, along with the rights to sell new and service existing franchises of NCRA and to publish the Blue Chip Illustrated magazine. The term of the Agreement is for five years, with unlimited five-year renewals under the same terms and conditions. As consideration for the license, we paid NCRA $310,000 plus 2.5% of gross revenue from licensed operations. This agreement was amended on August 1, 2000. Under the amended agreement we guarantee a royalty payment of $12,500 and 1.5% for revenue that exceed ten ($10) million dollars. In addition, NCRA has agreed to defer one half of its royalty fee until the time our working capital exceeds $1 million dollars. As of July 31, 2000, $21,000 of the $310,000 was still owed to NCRA for license fee payments and is included in notes payable and due to related parties.

     Since June 1997 and through July 31, 2000, we leased office space on a month-to-month basis from Chartwell International, Inc. Rental expense was $80,319 and $37,545 for the years ended July 31, 2000 and 1999, respectively.

     On February 26, 1998, we entered into a Management Services Agreement with Chartwell International, Inc. Chartwell agreed to raise capital for us as required; provide accounting and financial services; provide acquisition services; communicate with major investors, business partners and legal counsel; assist in the utilization of trade credits; assist in the preparation of business plans; and assist with external promotional announcements. We agreed to pay Chartwell $7,500 per month beginning February 1, 1998 until our revenue exceeds $4,000,000 per year. At that time, Chartwell's fee would increase to 2-1/2% of total revenue. We also agreed to reimburse Chartwell for its out of pocket expenses incurred by Chartwell on our behalf. Management fee expense was $52,500 and $90,000 for the years ended July 31, 2000 and 1999, respectively. This agreement was terminated February 29, 2000. We owe $11,906 of this Management fee in the form of a note payable.

     On March 29, 1999, in connection with the acquisition of CBS-Athletes, we entered into a Consulting Agreement with Wayne O. Gemas, father of Kevin Gemas our Chief Operating Officer of the Profiles Division. Pursuant to the terms of the Consulting Agreement, Wayne Gemas will provide consulting services to us on all matters pertaining to our business for a period of 5 years and will receive $1,500.00 per month (including an allowance for business expenses) for such services. In addition, Mr. Gemas is entitled to health insurance coverage, with the premium paid by us for such policy.

     We have a note payable for the value $38,365 to Chartwell for borrowed trade credits. We owe Chartwell $29,369 for unreimbursed expenses and for unpaid royalties due to NCRA.

     We have a total of $75,000 in notes payable to Wayne Gemas for advances and loans he made to CBS-Athletes prior to our acquisition of that Company.

     On June 15, 1999, we also borrowed $5,000 from Chartwell International. The related promissory note was due December 15, 1999 with simple interest at the rate of 10% per annum. This note was paid in February 2000.

     On June 15, 1999, we borrowed $5,000 from Arthur E. Harrison, who was then our Chief Financial Officer. The related promissory note was due December 15, 1999 with simple interest at the rate of 10% per annum. Rick N. Newton and Janice A. Jones, officers and directors, personally guaranteed the payment of the note. This note was paid in February 2000.

     On July 28, 1999, we borrowed $50,000 from Spring Sun Holdings, Ltd., a non-affiliated third party. The related promissory note was guaranteed by

Chartwell International, Inc. and secured by 135,135 shares of our common stock owned by Chartwell. The note accrued interest at the rate of 10% per annum and was due January 28, 2000. We tendered payment of this note at maturity.

     On January 28, 2000 and February 1, 2000, we borrowed $52,500 and $17,500, respectively, from Chartwell International, Inc., one of our principal shareholders and a company of which Janice Jones is an officer, director and principal shareholder. Janice Jones is also an officer and director for us, and one of our principal shareholders. The notes are unsecured and accrue interest at the rate of 10% per annum. These loans are still outstanding and Chartwell has agreed to extend the maturity date of these loans to March 15, 2001.

     We believe that the terms of transactions with affiliates are the same as terms we would be able to negotiate with unaffiliated third parties.

Item 13. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     The Exhibits listed in the Index to Exhibits appearing at Page ___ filed as part of this report.

Exhibit
Number                    Description and Location
  2.1     Stock Purchase Agreement with Wayne O. Gemas as incorporated by reference to Exhibit 2.1 from the Company's registration on Form
          10-SB.

  2.2 Amendments to Stock Purchase Agreement with Wayne O. Gemas as incorporated by reference to Exhibit 2.2 from the Company's registration on Form 10-SB/A No. 2.

  2.3     Agreement to Acquire College Foundation Planners, Inc. by College
          Bound Student Alliance, Inc. as incorporated by reference to Exhibit
          2.3 from the Company's registration on Form 10-SB/A No.2.

  3.1 Amended and Restated Articles of Incorporation as incorporated by reference to Exhibit 3.1 from the Company's registration on Form
          10-SB.

  3.2 Bylaws as incorporated by reference to Exhibit 3.2 from the Company's registration on Form 10-SB.

 10.1 Agreement with National College Recruiting Association as incorporated by reference to Exhibit 10.1 from the Company's registration on Form
          10-SB.

 10.2 Management Services Agreement with Chartwell International, Inc. as incorporated by reference to Exhibit 10.2 from the Company's registration on Form 10-SB.

 10.3 Office Lease with Chartwell International, Inc. as incorporated by reference to Exhibit 10.3 from the Company's registration on Form
          10-SB.


 10.4     Office Lease with The Intrepid Company as incorporated by reference to
          Exhibit 10.4 from the Company's registration on Form 10-SB.

 10.5 Consulting Agreement with Wayne O. Gemas as incorporated by reference to Exhibit 10.5 from the Company's registration on Form 10-SB.

 10.6 Executive Employment Agreement with Kevin Gemas as incorporated by reference to Exhibit 10.6 from the Company's registration on Form
          10-SB.

 10.7 Employment Agreement with Arthur D. Harrison as incorporated by reference to Exhibit 10.7 from the Company's registration on Form
          10-SB.

 10.8 Employment Agreement with Rick N. Newton as incorporated by reference to Exhibit 10.8 from the Company's registration on Form 10-SB.

 10.9 Promissory Note to Arthur D. Harrison dated June 15, 1999 as incorporated by reference to Exhibit 10.9 from the Company's registration on Form 10-SB.

 10.10    Employment and Stock Option Agreement with Jerome M. Lapin dated
          August 9, 1999 as incorporated by reference to Exhibit 10.10 from the Company's registration on Form 10-SB.

 10.11    Promissory Note to Chartwell International, Inc. dated January 28,
          2000, as amended as incorporated by reference to Exhibit 10.11 from the Company's registration on Form 10-SB.

 10.12    Promissory Note to Chartwell International, Inc. dated February 1,
          2000 as amended as incorporated by reference to Exhibit 10.12 from the Company's registration on Form 10-SB.

 10.13 Amendment to Agreement with National College Recruiting Association as incorporated by reference to Exhibit 10.13 from the Company's registration on Form 10-SB/A No.2.

 10.14 Investment Agreement with Swartz Private Equity, LLC as incorporated by reference to Exhibit 10.14 from the Company's registration on Form
          10-SB/A No.2.

 10.15 Promissory Notes and Security Agreement to Constance J. Cooper as incorporated by reference to Exhibit 10.15 from the Company's registration on Form 10-SB/A No.2.

 10.16 Employment Agreement with Constance J. Cooper as incorporated by reference to Exhibit 10.16 from the Company's registration on Form
          10-SB/A No.2.

 10.17 Office lease with SanTom Holdings, L.L.C. as incorporated by reference to Exhibit 10.17 from the Company's registration on Form 10-SB/A No.
          2.

 10.18 Custom Software Development and License Agreement dated March 1, 1998 between College Resource Management, inc., and International Business
          Consulting, Inc. Filed herewith electronically.

 10.19 Executive Employment Agreement dated July 31, 2000 by and between CRM and Richard L. Sechrist II. Filed herewith electronically.

 10.20 Executive Employment Agreement dated July 31, 2000 by and between CRM and David L. Russell. Filed herewith electronically.

 10.21 Executive Employment Agreement dated July 31, 2000 by and between CRM and Marilu Hall. Filed herewith electronically.

 10.22 Executive Employment Agreement dated July 31, 2000 by and between CRM and Richard V. Wilson. Filed herewith electronically.

 10.23 Executive Employment Agreement dated July 31, 2000 by and between CRM and Timothy William White. Filed herewith electronically.

 10.24    Cook Covington Operating Lease Agreement.

 21       Subsidiaries of the Registrant as incorporated by reference to Exhibit
          21 from the Company's registration on Form 10-SB/A No. 2.

 27       Financial Data Schedule. Filed herewith electronically.


     (b)  Reports on Form 8-K.

               Form 8-K; August 7, 2000; Items 2 & 7 Form 8-K/A; October 13, 2000; Items 2 & 7

                           Forward-Looking Statements

     Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" within the meaning of Section27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, continued operating losses, inability to raise additional debt and/or equity, unexpected costs, failure to gain product/service approval in the United States or foreign countries and failure to capitalize upon access to new markets, as well as outcomes of various state and federal government regulatory actions. Additional risks and uncertainties that may affect forward-looking statements about our business and prospects include the possibility that a competitor will develop a more comprehensive or less expensive service, delays in market awareness of our services and products, or possible delays in our marketing strategies, each of which could have an immediate and material adverse effect by placing us behind our competitors. For a fuller description of certain of these important factors that could cause actual results to differ materially from those currently anticipated or projected, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations." We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
College Bound Student Alliance, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of College Bound Student Alliance, Inc. and subsidiaries (Company) as of July 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of College Bound Student Alliance, Inc. and subsidiaries as of July 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                       KPMG LLP


Denver, Colorado
October 5, 2000

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             July 31, 2000 and 1999



                                  ASSETS                                      2000              1999
                                                                           -----------       -----------
Current assets:
    Cash                                                                   $   231,271            82,383
    Amounts due from customer contracts acquired                             1,796,784              --
    Accounts receivable, net of allowance for doubtful accounts
       of $100,000 and $28,000 in 2000 and 1999, respectively                   18,398            21,052
    Other current assets                                                        10,340            14,810
                                                                           -----------       -----------
               Total current assets                                          2,056,793           118,245

Property and equipment, net                                                    494,791           151,699
Licensing rights, net of accumulated amortization of $147,089
    and $91,000 in 2000 and 1999, respectively                                 175,072           119,000
Intangible and other assets, net of accumulated amortization
    of $193,367 and $49,939 in 2000 and 1999, respectively                   2,703,187         1,234,188
                                                                           -----------       -----------
               Total assets                                                $ 5,429,843         1,623,132
                                                                           ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Notes payable                                                          $     5,511            50,000
    Current maturities of long-term debt to related parties                    803,006           132,348
    Current portion of capital lease obligation                                 25,975             3,372
    Notes payable and due to related parties                                   249,826           184,340
    Accounts payable                                                           555,552           374,252
    Accrued liabilities                                                        541,130           128,697
    Deferred revenue                                                           423,640            36,208
                                                                           -----------       -----------
               Total current liabilities                                     2,604,640           909,217
                                                                           -----------       -----------
Long-term liabilities:
    Long-term debt to related parties, less current maturities               2,143,376           751,976
    Capital lease obligation, less current portion                              66,636              --
                                                                           -----------       -----------
               Total liabilities                                             4,814,652         1,661,193

Commitments and contingencies

Stockholders' equity (deficit):
    Preferred stock, $.001 par value, 10,000,000 shares authorized,
       none issued or outstanding                                                 --                --

    Common stock, $.001 par value, 40,000,000 shares authorized;
       25,483,068 issued and 23,483,068 shares issued and outstanding at July 31, 2000, and 17,784,748 shares issued and outstanding
       at July 31, 1999                                                         23,482            17,785
    Additional paid-in capital                                               3,521,489         1,531,936
    Deferred compensation                                                      (22,178)             --
    Accumulated deficit                                                     (2,907,602)       (1,587,782)
                                                                           -----------       -----------
               Total stockholders' equity (deficit)                            615,191           (38,061)
                                                                           -----------       -----------
               Total liabilities and stockholders' equity (deficit)        $ 5,429,843         1,623,132
                                                                           ===========       ===========


See accompanying notes to consolidated financial statements.

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                       Years ended July 31, 2000 and 1999



                                                                     2000                1999
                                                                 ------------       ------------
Revenue:
    Student services                                             $  1,285,779            499,154
    Franchise fees                                                       --              156,627
    Corporate sponsor contributions                                   535,665             31,000
    Other                                                              34,582             20,105
                                                                 ------------       ------------
                                                                    1,856,026            706,886
Cost of services                                                    1,081,468            413,015
                                                                 ------------       ------------
               Gross profit                                           774,558            293,871

Selling, general and administrative expenses                        1,756,919          1,049,174
Depreciation and amortization                                         242,349            111,060
                                                                 ------------       ------------
                                                                    1,999,268          1,160,234
                                                                 ------------       ------------
               Loss from operations                                (1,224,710)          (866,363)

Interest expense                                                     (105,729)           (41,014)
Other income, net                                                      10,619              8,334
                                                                 ------------       ------------
               Net loss                                            (1,319,820)          (899,043)

Fair value of warrants issued                                        (124,278)              --
                                                                 ------------       ------------
               Net loss attributable to common stockholders      $ (1,444,098)          (899,043)
                                                                 ============       ============
Net loss per share attributable to common stockholders -
    basic and diluted                                            $      (0.07)             (0.05)
                                                                 ============       ============
Weighted average number of common shares outstanding -
    basic and diluted                                              19,562,120         16,863,226
                                                                 ============       ============


See accompanying notes to consolidated financial statements.

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
                                AND SUBSIDIARIES

      Consolidated Statements of Changes in Stockholders' Equity (Deficit)

                       Years ended July 31, 2000 and 1999


                                                                                                                         TOTAL
                                        COMMON STOCK               ADDITIONAL                                        STOCKHOLDERS'
                                 ---------------------------         PAID-IN          DEFERRED       ACCUMULATED         EQUITY
                                   SHARES           AMOUNT           CAPITAL        COMPENSATION       DEFICIT         (DEFICIT)
                                 -----------      -----------      -----------      ------------     -----------     -------------
Balance at July 31, 1998          15,986,800      $    15,987        1,077,103             --           (688,739)         404,351

Common stock issued
  for cash                            42,000               42           12,269             --               --             12,311
Common stock issued to
  directors for services             236,001              236           37,160             --               --             37,396
Common stock issued to
  employees in lieu
  of cash compensation               173,656              174           79,612             --               --             79,786
Common stock issued for
  services                           471,795              472           66,201             --               --             66,673
Common stock issued for
  acquisition                        522,500              522          198,412             --               --            198,934
Common stock options issued
  for acquisition                       --               --             61,531             --               --             61,531
Common stock held in escrow          351,996              352             (352)            --               --               --
Net loss                                --               --               --               --           (899,043)        (899,043)
                                 -----------      -----------      -----------      -----------      -----------      -----------
Balance at July 31, 1999          17,784,748           17,785        1,531,936             --         (1,587,782)         (38,061)

Common stock issued for cash,
  net of offering costs            2,000,000            2,000          972,984             --               --            974,984
Common stock issued to
  directors for services              64,000               64           22,832             --               --             22,896
Common stock issued to
  employees in lieu
  of cash compensation                38,347               38           18,198             --               --             18,236
Common stock issued for
  services                         1,071,473            1,071          282,410             --               --            283,481
Common stock issued for
  acquisitions                     2,524,496            2,524          658,004             --               --            660,528
Cancellation of common
  stock held in escrow              (351,996)            (352)             352             --               --               --
Reissuance of common stock
  held in escrow                     352,000              352             (352)            --               --               --
Fair value of warrants
  issued for common stock
  put agreement                         --               --            124,278             --               --            124,278
Warrants issued in exchange
  for common stock
  put agreement                         --               --           (124,278)            --               --           (124,278)
Issuance of common stock
  and common stock
  option awards                         --               --             35,125          (35,125)            --               --
Amortization of common
  stock and common
  stock option awards                   --               --               --             12,947             --             12,947
Net loss                                --               --               --               --         (1,319,820)      (1,319,820)
                                 -----------      -----------      -----------      -----------      -----------      -----------
Balance at July 31, 2000          23,483,068      $    23,482        3,521,489          (22,178)      (2,907,602)         615,191
                                 ===========      ===========      ===========      ===========      ===========      ===========


See accompanying notes to consolidated financial statements.

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                       Years ended July 31, 2000 and 1999

                                                                                                       2000              1999
                                                                                                   -----------       -----------
Cash flows from operating activities:
    Net loss                                                                                       $(1,319,820)         (899,043)
    Adjustments to reconcile net loss to net cash used
       in operating activities:
       Provision for doubtful accounts                                                                 100,000            18,000
       Depreciation and amortization                                                                   242,349           111,060
       Issuance of common stock for director services                                                   22,896            37,396
       Issuance of common stock for employee compensation                                               18,236            79,786
       Issuance of common stock for services                                                           283,481            66,673
       Loss on impairment of assets                                                                       --               1,009
       Amortization of deferred compensation                                                            12,947              --
    Changes in operating assets and liabilities:
       Accounts receivable                                                                             (97,346)            6,225
       Other current assets                                                                             11,085            (4,858)
       Accounts payable                                                                                 (6,902)          301,354
       Accrued liabilities                                                                              82,442           (46,113)
       Deferred revenue                                                                                 33,745              --
                                                                                                   -----------       -----------
               Net cash used in operating activities                                                  (616,887)         (328,511)
                                                                                                   -----------       -----------
Cash flows from investing activities:
    Purchase of property and equipment                                                                  (3,669)           (2,000)
    Cash acquired in purchase of College Resource Management, Inc.                                      74,683              --
    Cash paid for purchase of College Foundation Planners, Inc.                                        (24,119)             --
    Cash acquired in purchase of College Bound Student-Athletes, Inc.                                     --              24,446
    Purchase of licenses                                                                              (100,000)             --
    Other assets                                                                                          --             (29,970)
                                                                                                   -----------       -----------
               Net cash used in investing activities                                                   (53,105)           (7,524)
                                                                                                   -----------       -----------
Cash flows from financing activities:
    Payments on capital leases                                                                         (11,469)           (1,291)
    Proceeds from notes payable                                                                             25            50,000
    Payments on notes payable                                                                         (191,372)             --
    Proceeds from payables to related parties                                                          126,073           158,853
    Collections on notes receivable                                                                       --              24,713
    Payments on related party payables                                                                 (79,361)             --
    Common stock issued for cash                                                                       974,984            12,311
                                                                                                   -----------       -----------
               Net cash provided by financing activities                                               818,880           244,586
                                                                                                   -----------       -----------
               Net increase (decrease) in cash                                                         148,888           (91,449)

Cash at beginning of year                                                                               82,383           173,832
                                                                                                   -----------       -----------
Cash at end of year                                                                                $   231,271            82,383
                                                                                                   ===========       ===========
Supplemental disclosure of cash flow information -
    cash paid during the year for interest                                                         $    24,941             2,340
                                                                                                   ===========       ===========

Supplemental disclosures of non-cash investing and financing activities:
    The Company purchased all of the outstanding stock of College
       Resource Management, Inc. and College Foundation Planners, Inc.
       in 2000 and College Bound Student-Athletes, Inc. in 1999. Assets
       acquired and liabilities assumed were as follows:
          Net cash acquired                                                                        $    50,564            24,446
          Fair value of assets acquired                                                              3,801,903         1,479,889
          Debt assumed                                                                                (410,696)         (283,888)
          Other liabilities assumed                                                                   (696,341)         (274,546)
                                                                                                   -----------       -----------
               Purchase price of acquisitions                                                      $ 2,745,430           945,901
                                                                                                   ===========       ===========
    Common stock issued as additional purchase price for College Bound Student-Athletes, Inc.      $     8,028              --
                                                                                                   ===========       ===========


See accompanying notes to consolidated financial statements.

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             July 31, 2000 and 1999


(1)  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  HISTORY AND BUSINESS ACTIVITY

          The Company provides services to qualified students and assists parents and students who have the opportunity to qualify for financial aid opportunities. This is the Company's only business segment. The Company offers assistance to its clients in career planning, college major selection, college selection, college entrance testing, searches for merit awards and financial aid and other higher education aids and learning programs. The Company markets its services through weekend workshops held throughout the United States and through a direct sales force. The Company's principal production facilities are located in the Dallas/Fort Worth metroplex, and it has other offices in Cedarburg, Wisconsin, Orange County, California and is headquartered in Lakewood, Colorado.

          The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries: College Bound Student-Athletes, Inc., College Foundation Planners, Inc. and College Resource Management, Inc. All intercompany balances and transactions have been eliminated in consolidation.

     (b)  REVENUE RECOGNITION

          The Company recognizes student services revenue as the services are performed. Deferred revenue is recorded for cash received in advance for services the Company is obligated to perform. The Company recognizes franchise fee revenue from an individual franchise sale when all the initial services of the Company, as required by the franchise agreement, have been performed. Corporate sponsor contributions, which are not restricted as to use by the sponsor, are recognized as revenue when received in accordance with Statement of Financial Accounting Standards No. 116, ACCOUNTING FOR CONTRIBUTIONS RECEIVED AND CONTRIBUTIONS MADE.

          The amounts due from customer contracts acquired reflect the future cash flows of College Resource Management, Inc.'s contracts acquired less amounts which are not expected to be collected. Deferred revenue of $353,687 relating to the CRM contracts is reflected at its estimated fair value which was estimated to be the present value of costs that are expected to be incurred to deliver the future services on such contracts plus an allowance for normal profit on those services.

     (c)  PROPERTY AND EQUIPMENT

          Property and equipment are recorded at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation on property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets. Property and equipment under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

                                                                     (Continued)

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             July 31, 2000 and 1999


     (d)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED
          OF

          The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (e)  LICENSING RIGHTS

          Licensing rights are recorded at cost and are amortized on a straight-line basis over the term of the agreement, which is five years.

     (f)  INTANGIBLE AND OTHER ASSETS

          Intangible and other assets consist primarily of intangible assets, recruiting systems technology and a covenant not to compete acquired in business combinations. Intangible assets and recruiting systems technology which represent the excess of purchase price over fair value of net assets acquired are amortized on a straight-line basis over 10 years and the covenant not to compete is being amortized on a straight-line basis over the covenant period of three years. The Company assesses the recoverability of intangible assets by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

     (g)  INCOME TAXES

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

                                                                     (Continued)

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             July 31, 2000 and 1999


     (h)  NET LOSS PER SHARE

          The Company computes earnings (loss) per share in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS No. 128), EARNINGS PER SHARE. SFAS No. 128 requires the disclosure of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options, warrants and their equivalents is calculated using the treasury stock method.

          Net loss attributable to common stockholders - basic and diluted is computed based on the weighted average number of shares of common stock outstanding during the year. Basic loss attributable to common stockholders and loss attributable to common stockholders - assuming dilution, are the same for the years ended July 31, 2000 and 1999, because of the antidilutive effect of stock options and awards when there is a net loss. As of July 31, 2000, the Company has issued options to purchase 3,838,734 shares of its common stock, warrants to purchase 445,000 shares of its common stock, and 2,000,000 shares of common stock held in escrow as collateral for note payable to stockholder which is considered issued but not outstanding common stock, which could potentially dilute basic earnings per share in the future.

          Net loss attributable to common stockholders reflects the fair value of the warrants issued in exchange for the common stock put agreement.

     (i)  STOCK OPTIONS

          The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company has adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123 for stock options issued to employees. All equity instruments issued to non-employees are accounted for using the provisions of SFAS No. 123.

                                                                     (Continued)

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             July 31, 2000 and 1999


     (j)  USE OF ESTIMATES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

     (k)  RECLASSIFICATIONS

          Certain financial statement reclassifications have been made of 1999 amounts to conform to the 2000 presentation.

(2)  LIQUIDITY

     In May 2000, the Company entered into a common stock put agreement with Swartz Private Equity, LLC that entitles the Company to issue and sell, at its option, common stock for up to an aggregate of $30,000,000 from time to time during a three-year period commencing on the effective date of a registration statement (see note 13). Management of the Company believes the cash received from the sale of common stock less accelerated debt payments that will be required, expected cash from corporate sponsor contributions, cash expected to be generated from operations, and payment extensions on related party advances, notes and debt, if necessary, will be sufficient to allow the Company to meet its obligations as they come due through at least July 31, 2001.

(3)  BUSINESS COMBINATIONS

     (a)  ACQUISITION OF COLLEGE RESOURCE MANAGEMENT, INC.

          On July 31, 2000, the Company acquired all of the issued and outstanding common stock of College Resource Management, Inc. (CRM), a private company based in Grand Prairie, Texas and incorporated in Delaware, from its sole stockholder (seller). The purchase price totaled $2,311,016 which is comprised of a $2 million promissory note payable to the seller over 10 years, 2,000,000 restricted shares of the Company's common stock with a fair value of $504,000 and acquisition costs of $118,458. The promissory note payable to seller has a stated interest rate of 7.5% which has been discounted at 11.5% for purposes of calculating the purchase price. This rate reflects effective interest rates management believes are available to the Company for debt obligations with similar terms and features. The present value of amounts to be paid under the note totaled $1,688,558. The common stock of the Company valued at $504,000 at the date of acquisition reflects the fair value of the stock based on the closing price of the Company's stock on July 31, 2000, in the over-the-counter market less a 10% discount given the restricted nature of the shares issued.

          The acquisition has been accounted for by the purchase method and the excess of cost over the fair value of acquired net tangible assets of $1,145,588 was recognized as intangible assets and is being amortized on a straight-line basis over 10 years. The results of operations of CRM will be included in the Company's consolidated financial statements starting August 1, 2000.

                                                                     (Continued)

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             July 31, 2000 and 1999


     (b)  ACQUISITION OF COLLEGE FOUNDATION PLANNERS, INC.

          On May 5, 2000, the Company acquired College Foundation Planners, Inc.
          (CFPI) for $434,414 consisting of 500,000 restricted shares of the Company's common stock with a fair value of $148,500, $241,541 in promissory notes payable to seller and $44,373 in direct acquisition costs. Of the 500,000 shares of restricted common stock issued, 250,000 shares were delivered at closing and the remaining 250,000 shares have been placed in escrow with an independent agent and will be released upon CFPI achieving certain performance thresholds for the one year period ending May 5, 2001. The Company believes it is probable that such performance thresholds will be met, accordingly the purchase price includes this contingent consideration.

          The acquisition has been accounted for by the purchase method and the results of operations of CFPI have been included in the Company's consolidated financial statements from May 1, 2000. The purchase price was allocated to the fair value of identifiable assets and liabilities as of April 30, 2000. In connection with the purchase, the Company recorded an intangible asset for recruiting systems technology of $470,972 which is being amortized on a straight-line basis over ten years.

     (c)  ACQUISITION OF COLLEGE BOUND STUDENT-ATHLETES, INC.

          On April 15, 1999, the Company acquired all of the issued and outstanding common stock of College Bound Student-Athletes, Inc. (CBS Athletes), for $945,901. During 2000, the Company issued 22,500 shares of common stock valued at $8,028 as additional purchase price consideration. The purchase price is comprised of a $600,000 note payable to the seller, a $176,000 covenant not to compete, 522,500 shares of the Company's common stock valued at $198,934, options to purchase 500,000 shares of the Company's common stock at $0.50 per share valued at $61,531 and $10,000 in direct acquisition costs. The note payable to seller and covenant not to compete were non-interest bearing, which the Company discounted at 8% for purposes of calculating the purchase price. The present value of amounts to be paid under the note and covenant not to compete totaled $675,436. Additional payments of up to $1.1 million and options to purchase 500,000 shares of the Company's common stock could be made upon CBS Athletes achieving certain performance thresholds. It is presently not probable that such performance thresholds will be met. Additional consideration, if any, would be recognized at the point that meeting the thresholds becomes probable.

          The acquisition has been accounted for by the purchase method and the results of operations of CBS Athletes have been included in the Company's consolidated financial statements from April 15, 1999. The purchase price was allocated to the fair value of identifiable assets and liabilities. In connection with the purchase, the Company recorded three intangible assets: a covenant not to compete valued at $147,485 which is being amortized over the covenant period of three years on a straight-line basis; software of $73,300 which is being amortized on a straight-line basis over five years; and recruiting systems technology of $1,057,108 which is being amortized on a straight-line basis over ten years.

                                                                     (Continued)

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             July 31, 2000 and 1999


     (d)  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

          The following unaudited pro forma financial information presents the combined results of operations of the Company, CRM, CFPI and CBS Athletes as if the acquisitions had occurred at the beginning of fiscal 1999, after giving effect to certain adjustments including amortization of intangible assets, additional depreciation expense, increased interest expense on debt related to the acquisition and additional compensation expense. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, CRM, CFPI and CBS Athletes constituted a single entity during such periods.

                                                                  YEAR ENDED JULY 31,
                                                            -------------------------------
                                                               2000                 1999
                                                            ------------        -----------
          Revenue                                           $  8,013,306          8,599,368
          Net loss                                            (2,400,419)        (1,547,998)
          Net loss attributable to common stockholders        (2,524,697)        (1,547,998)
          Net loss per share - basic and diluted                    (.12)              (.08)
          Weighted average number of common shares
              outstanding - basic and diluted                 21,942,676         19,363,226


(4)  PROPERTY AND EQUIPMENT

     Property and equipment at July 31, 2000 and 1999, consisted of the following:

                                                                                  ESTIMATED
                                                                                   USEFUL
                                                     2000             1999          LIVES
                                                   ---------        --------     ------------
     Furniture and equipment                       $ 439,929          89,659       5-7 years
     Computer software                               108,954          73,300       5 years
     Vehicle                                          14,076          14,076       3 years
                                                   ---------       ---------
                                                     562,959         177,035
            Less accumulated depreciation and
               amortization                          (68,168)        (25,336)
                                                   ---------       ---------
            Property and equipment, net            $ 494,791         151,699
                                                   =========       =========


     Depreciation and amortization for the years ended July 31, 2000 and 1999, was $42,832 and $16,606, respectively.


                                                                     (Continued)

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             July 31, 2000 and 1999


(5)  NOTES PAYABLE

                                                                   2000          1999
                                                                  -------      -------
     Note payable to a third party with interest at 10%,
       principal and accrued interest repaid in January 2000      $  --         50,000
     Other, due on demand                                           5,511         --
                                                                  -------      -------
                                                                  $ 5,511       50,000
                                                                  =======      =======

     Aggregate maturities of notes payable for each year subsequent to July 31, 2000: $5,511 in 2001.

(6)  NOTES PAYABLE AND DUE TO RELATED PARTIES

                                                                            2000          1999
                                                                          --------      --------
     Note payable to stockholder, with interest at 10% payable
        monthly, due on March 15, 2001                                    $ 15,000        15,000

     Note payable to stockholder, non-interest bearing, due March
        15, 2001                                                            60,000        60,000

     Notes payable to Chartwell International, Inc. with interest at 10% payable monthly, principal payable on the earlier of
        March 15, 2001 or receipt of long-term financing, as defined
        in the agreements                                                   81,906          --

     Note payable to National Collegiate Recruiting Associates,
        Inc., a wholly owned subsidiary of Chartwell International,
        Inc., with interest at 10%, $1,000 payable monthly, or
        payable on the earlier of March 15, 2001 or receipt of
        long-term financing, as defined in the agreement                    21,000          --

     Note payable to Chartwell International, Inc. with interest at 10% compounded quarterly, the principal and accrued
        interest is payable on the earlier of March 15, 2001 or
        receipt of long-term financing, as defined in the
        agreement. Cumulative principal and interest payable in
        trade credits or in cash at the discretion of the Company           38,365          --

     Note payable to Chartwell International, Inc. with interest
        at 10% payable monthly, due on demand                                 --           6,000

     Note payable to stockholder with interest at 10% payable
        monthly, principal payable on November 4, 2000                       4,186         5,000

     Non-interest bearing advances from related parties, due on
        demand                                                              29,369        98,340
                                                                          --------      --------
        Notes payable and due to related parties                          $249,826       184,340
                                                                          ========      ========


                                                                     (Continued)

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             July 31, 2000 and 1999


Aggregate maturities of notes payable and due to related parties for each year subsequent to July 31, 2000: $249,826 in 2001.

(7)  LONG-TERM DEBT TO RELATED PARTIES

                                                                                  2000              1999
                                                                               -----------       -----------
     Note payable to stockholder for acquisition of CBS Athletes (a)           $   400,621           527,951

     Note payable to stockholder assumed in connection with
        acquisition of CBS Athletes (b)                                            196,462           208,888

     Note payable to stockholder for agreement not to compete in
        connection with the acquisition of CBS Athletes (c)                        127,444           147,485

     Note payable to stockholder for acquisition of CRM (d)                      1,688,558              --

     Notes payable to stockholder for acquisition of CFPI (e)                      240,586              --

     Unsecured note payable to stockholder assumed in connection with the acquisition of CFPI, non-interest bearing, due in bi-weekly
        installments through May 31, 2001                                           60,580              --

     Unsecured notes payable to stockholder assumed in connection with the acquisition of CRM, with an effective interest rate of 12.5%;
        due in bi-weekly and monthly installments through December 2001
        and March 2002, respectively (f)                                           152,940              --

     Unsecured note payable to related party assumed in connection with the acquisition of CRM, with an effective interest rate of
        12.5%; due in monthly installments through January 2002 (f)                 79,191              --
                                                                               -----------       -----------
            Long-term debt to related parties                                    2,946,382           884,324

     Less: current maturities of long-term debt to related parties                (803,006)         (132,348)
                                                                               -----------       -----------
            Long-term debt to related parties, less current maturities         $ 2,143,376           751,976
                                                                               ===========       ===========

     (a) $600,000 non-interest bearing note and $75,000 other note, unsecured, discounted by the Company at 8% to reflect the present value of amounts to be paid under the notes: $160,000 in principal was repaid in March 2000 and the remainder of the unpaid balance is due upon receiving an additional $3,500,000 in financing or $20,000 on July 1, 2000; $20,000 on October 1, 2000; $20,000 on January 1, 2001; $20,000
          on March 1, 2001, and the balance on March 15, 2001.

     (b) $208,888 unsecured note, with interest at 8%, final payment due November 15, 2004: 60 equal monthly installments of interest and principal of $4,446 beginning December 15, 1999.

     (c) $176,000 non-interest bearing note, discounted by the Company at 8% to reflect the present value of amounts to be paid under the note: 36 equal monthly installments of $4,889 beginning December 15, 1999, secured by 352,000 shares of the Company's stock held in escrow.

                                                                     (Continued)

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             July 31, 2000 and 1999


     (d) $2,000,000 note payable with a stated interest rate of 7.5% which the Company discounted at 11.5% for purposes of calculating the purchase price. The 11.5% rate reflects effective interest rates management believes are available to the Company for debt obligations with similar terms and features. The present value of amounts to be paid under the note totaled $1,688,558 at July 31, 2000. The note is payable in 120 equal monthly installments of principal and interest of $23,740, and matures July 31, 2010. If the Company obtains additional long-term financing as defined in the agreement, 50% of the net proceeds of such financing must be used to prepay the principal of this note. This note is secured by 2,000,000 shares of the Company's common stock currently held in escrow by a third party.

     (e) Notes payable with interest rates ranging from 7.1% to 12.9%, principal and interest payments ranging from $228 to $1,401 per month, due May 5, 2003. The present value of amounts to be paid under these notes approximate the carrying value of these notes. If the Company obtains additional long-term financing, principal payments on this debt could be accelerated based on the terms of the agreement.

     (f) Stated interest rates ranging from 5.75% to 6% which were discounted at 12.5% at the purchase date to reflect fair value of amounts to be paid under the notes.

     The aggregate maturities of long-term debt to related parties for each year subsequent to July 31, 2000, assuming the Company does not obtain additional financing which causes acceleration of the payment of debt, follow:

                   July 31:
                       2001                      $   803,006
                       2002                          310,704
                       2003                          398,220
                       2004                          184,542
                       2005                          170,439
                       Thereafter                  1,079,471
                                                 -----------
                                                 $ 2,946,382
                                                 ===========

(8)  RELATED PARTY TRANSACTIONS

     The Company entered into a consulting agreement with the former owner of CBS Athletes for $1,500 per month for five years beginning as of the date when the first $100,000 payment is made on the note payable to stockholder for acquisition of CBS Athletes. In March 2000, $160,000 was paid against the purchase price, which triggered payments to start under the consulting agreement. The first $1,500 payment was made April 2000 and are to be made monthly for the next five years.

     The Company leased office space on a month-to-month basis through July 31, 2000 from Chartwell International, Inc. (Chartwell), a significant investor in the Company. Rental expense under this agreement was $80,319 and $37,545 for the years ended July 31, 2000 and 1999, respectively.

                                                                     (Continued)

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             July 31, 2000 and 1999


     Beginning February 1, 1998, the Company entered into a three-year agreement with Chartwell whereby Chartwell's management performed certain management functions for the Company in exchange for $7,500 per month. Management fee expense was $52,500 and $90,000 for the years ended July 31, 2000 and 1999, respectively. The management agreement was cancelled February 29, 2000.

     The Company has acquired licensing rights through an agreement with National College Recruiting Association, Inc. (NCRA), which is a wholly owned subsidiary of Chartwell. The license provides the Company with exclusive use, rights and interest in all of the assets, including brand and trade names and databases, constituting the business of NCRA, along with the rights to sell new and service existing franchises of NCRA and to publish the Blue Chip Illustrated magazine. Blue Chip Illustrated highlights the leading high school athletes in the country. College coaches and fans are typical subscribers to Blue Chip Illustrated. NCRA owns the rights to a program which promotes high school athletes, in the pursuit of scholarships, to colleges. The term of the licensing rights agreement is five years, which is renewable for an unspecified number of five-year terms. The fee for the NCRA license includes a payment of $310,000 to NCRA, plus 2.5% of gross revenue from licensed operations. The Company paid $75,000 in 2000, negotiated a note payable of $25,000 in 2000 and paid $210,000 in 1999, which amounts are included in licensing rights, net of accumulated amortization.

     The terms of an agreement with the seller of CRM provide for reductions in debt to the seller for the settlement of certain regulatory matters which arose prior to the acquisition. Amounts expected to be paid to resolve regulatory matters are reclassified from note payable to stockholder to accrued expenses.

(9)  CORPORATE SPONSOR CONTRIBUTIONS

     During March 2000, the Company received an unrestricted contribution from an unrelated corporation totaling $500,000 and $35,665 from other unrelated parties. During 1999, the Company received unrestricted contributions from three unrelated corporations totaling $31,000.

(10) INCOME TAXES

     Current and deferred income tax was zero for the years ended July 31, 2000 and 1999, as the Company recorded a full valuation allowance on deferred tax assets.

     In the allocation of the purchase price of CRM, net deferred income tax liabilities of $405,710 were created which have been offset by the use of the Company's existing net operating loss carryforwards. As a result no deferred taxes have been recorded and the Company's valuation allowance increased by $24,527.

                                                                     (Continued)

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             July 31, 2000 and 1999


     Income tax benefit differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax loss as a result of the following:

                                                                      2000            1999
                                                                    ---------       ---------
     Computed "expected" tax benefit                                $ 448,739         305,675
     Increase (reduction) in income taxes resulting from:
         Deferred tax liabilities assumed in CRM acquisition         (405,710)           --
         Permanent differences                                        (56,565)           --
         State income taxes, net of federal income tax benefit         43,554          29,668
         Increase in valuation allowance                              (24,527)       (335,343)
         Other                                                         (5,491)           --
                                                                    ---------       ---------
                                                                    $     --             --
                                                                    =========       ==========

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 2000 and 1999, are presented below:

                                                                  2000              1999
                                                               -----------       -----------
     Deferred tax assets:
         Allowance for doubtful accounts receivable            $    36,883            10,444
         Deferred compensation                                      48,915              --
         Accrued vacation                                            5,968              --
         Deferred revenue                                           17,356            13,506
         Cash to accrual adjustments for CRM                       170,853              --
         Fair value of CRM deferred revenue acquired               131,925              --
         Net operating loss carryforwards                          861,040           515,975
                                                               -----------       -----------
              Total deferred tax assets                          1,272,940           539,925

     Deferred tax liabilities:
         Amounts due from CRM customer contracts acquired         (670,200)             --
         Property and equipment acquired from CRM                  (35,821)             --
         Prepaid expenses acquired from CRM                         (2,467)             --
                                                               -----------       -----------
              Total deferred tax liabilities                      (708,488)             --
                                                               -----------       -----------
              Total net deferred tax assets                        564,452           539,925
     Less valuation allowance                                     (564,452)         (539,925)
                                                               -----------       -----------
                                                               $      --                --
                                                               ===========       ============


                                                                     (Continued)

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             July 31, 2000 and 1999


     The valuation allowance for deferred tax assets was $564,452 and $539,925 as of July 31, 2000 and 1999, respectively. The increase in the valuation allowance was $24,527 and $335,343 for the years ended July 31, 2000 and 1999, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $2,308,416 prior to the expiration of the net operating loss carryforwards as follows: $608,822 in 2013, $774,487 in 2019 and $925,107 in 2020. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences to the extent that these future deductions offset against the scheduled reversals of deferred tax liabilities. The amount of the deferred tax asset considered realizable, however, could be changed in the near term if estimates of future taxable income during the carryforward period are changed.

(11) STOCKHOLDERS' EQUITY (DEFICIT)

     The Company has 10,000,000 shares of authorized preferred stock, par value $.001, issuable from time to time in different series with rights and privileges to be determined by the Board of Directors. No specific series of preferred stock have yet been established.

     Common stock issued but not outstanding of 2,000,000 shares represents the shares issued in the Company's name that are held in escrow by a third party.

     In February 2000, the Company sold 2,000,000 shares of common stock at $.50 per share for $974,984, net of offering costs of $25,016 to various investors.

     The Company issued options to an employee to purchase 50,000 shares of common stock at an exercise price of $.50 when the fair value of the common stock was $1.00 per share. Pursuant to APB 25, the Company recorded a charge to compensation expense during the year ended July 31, 2000, of $10,416. The remaining unamortized portion of this deferred compensation of $14,584 is reported as a reduction of equity.

     In conjunction with the CFPI acquisition, the Company will issue 40,000 restricted shares valued at $10,125 of the Company's common stock, to be awarded at the discretion of CFPI's COO to selected employees of CFPI on May 5, 2001. The compensation expense for the period May 1, 2000 to July 31, 2000 of $2,531 is included in selling, general and administrative expenses and the remaining unamortized portion of deferred compensation totaling $7,594 is reported as a reduction of equity.

                                                                     (Continued)

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             July 31, 2000 and 1999


(12) EMPLOYMENT AGREEMENTS

     On July 31, 2000, the Company entered into 4-year employment agreements with five key employees of CRM. Primary provisions of the contracts include: minimum annual base salary requirements, 6-12 months severance for without cause terminations and stock options. These employees will be granted options to purchase up to a total of 1,000,000 shares of the Company's common stock as part of their employment contracts. The Company will grant a total of 250,000 options at the end of each annual anniversary date, at an exercise price of $1.00. The options will vest annually on each twelve month anniversary date and may be exercised at any time before five years after the date of grant, at which time the options will expire.

     On April 20, 2000, the Company entered into a 3-year employment agreement with the former owner and operator of CFPI. Primary provisions of the contract include: minimum annual salary requirements, performance based bonuses and stock options. The Company granted options to purchase 500,000 shares of the Company's common stock which vest and become exercisable only to the extent CFPI achieves contractual performance thresholds over the next three years. The options may be exercised commencing one year from the closing date of May 5, 2000, in increments of 166,666 shares annually, at an exercise price of $ .50 per share, to the extent CFPI achieves certain performance thresholds in each of the next three years. In the event CFPI does not achieve the performance thresholds, the 166,666 shares will be adjusted downward to reflect the percentage of the performance thresholds met. The options expire 4 years from the date of grant.

     In August 1997, the Chairman of the Board entered into an agreement which gives the Chairman a five-year option to purchase 1,000,000 shares of the Company's common stock at $.50 per share which was the fair value of the common stock on the grant date. The agreement was later modified and the number of options were reduced and were granted as follows: options to purchase 311,233 shares to the former Chairman (all vested), 200,000 shares to the existing Chairman, vested as of April 19, 2000, and 110,000 shares for the period April 19, 2000 to November 6, 2000 which are scheduled to vest April 19, 2001.

     The employment agreements referred to above, collectively require the Company to pay $479,902 in minimum salary requirements during 2001.

(13) COMMON STOCK PUT AGREEMENT

     In May 2000, the Company entered into an investment agreement with Swartz Private Equity, LLC (Swartz). The investment agreement entitles the Company to issue and sell, at its option, common stock for up to an aggregate amount of $30,000,000 from time to time during a three-year period commencing on the effective date of a registration statement (a Put Right). The terms of the investment agreement limit Swartz's obligation to purchase shares to 9.99% of the number of shares of the Company's common stock outstanding on a fully diluted basis. In order to invoke a Put Right, the Company must have an effective registration statement on file with the Securities and Exchange Commission registering the resale of the common shares that may be issued as a consequence of the invocation of the Put Right. If the Company does not use the Put Right financing, it will still be obligated to pay a non-usage fee of a maximum of $300,000 over the three-year period. During the term of the investment agreement and for one year after its termination, the Company is prohibited

                                                                     (Continued)

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             July 31, 2000 and 1999

     from issuing or selling any capital stock or securities convertible into the Company's capital stock for cash in private capital raising transactions, without obtaining the prior written approval of Swartz which Swartz has agreed to not unreasonably withhold. In addition, Swartz has the option for 10 days after receiving notice, to purchase such securities on the same terms and conditions. This right of first refusal does not apply to acquisitions, option plans or strategic partnerships or joint ventures.

     In consideration for the Put Right, the Company issued warrants to purchase 445,000 shares of its common stock at, initially, a purchase price of $.50 per share. The purchase price may be adjusted on each six month anniversary of the date of issuance to the lower of the then exercise price or the lowest closing price for the five trading days ending on such six month anniversary. The Company has recorded the fair value of the warrants as an offering cost which is included in stockholders' equity (deficit) based on the following assumptions: no expected dividend yield, risk free interest rate of 6.75%, volatility of 117%, and expected lives ranging from 4 to 5 years. The fair value of these warrants will be adjusted at each six month anniversary date.

(14) STOCK OPTIONS

     The Company applies APB Opinion No. 25 in accounting for its stock options issued to employees and directors for services in the normal course and $12,947 of compensation expense has been recognized in the accompanying financial statements for the year ended July 31, 2000. No compensation expense has been recognized in the accompanying financial statements for the year ended July 31, 1999 as the options have been granted at the then market price of the underlying common stock.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have increased to the pro forma amounts indicated below:

                                                          2000              1999
                                                      -------------       --------
          Net loss as reported                        $  (1,319,820)      (899,043)
                                                      =============       ========

          Net loss, pro forma                         $  (1,556,336)      (918,540)
                                                      =============       ========
          Net loss per share - basic and diluted
              pro forma                               $        (.08)          (.05)
                                                      =============       ========

     The above pro forma disclosures are not necessarily representative of the effect on the reported net loss for future periods because options vest over several years and additional awards are generally made each year. The per share weighted average fair value of stock options granted during 2000 and 1999 was $.23 and $.24, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2000: no expected dividend yield, risk free interest rates ranging from 5.5% to 6.75%, volatility ranging from 117% to 174% and expected option lives ranging from .7 to 6.1 years; and the following assumptions for 1999: no expected dividend yield, risk free interest rate ranging from 4.75% to 6.00%, volatility ranging from 117% to 174%, and expected option lives ranging from .5 to 3.7 years.

                                                                     (Continued)

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             July 31, 2000 and 1999


     Stock option activity was as follows:


                                           NUMBER OF         RANGE OF
                                            SHARES        EXERCISE PRICES
                                          -----------     ---------------
     Balance at July 31, 1998                 311,233      $       .50
         Granted                              870,000       .50 - 1.00
                                          -----------
     Balance at July 31, 1999               1,181,233       .50 - 1.00

         Granted                            2,682,501       .27 - 1.00
         Canceled                             (25,000)             .50
                                          -----------
     Balance at July 31, 2000               3,838,734       .27 - 1.00
                                          ===========
     Number of options exercisable at
        July 31, 2000                       1,313,733
                                          ===========


     Canceled options are a result of employee terminations or forfeitures.

                                           WEIGHTED
                                            AVERAGE
                                           REMAINING             NUMBER
                          NUMBER        CONTRACTUAL LIFE     EXERCISABLE AT
     EXERCISE PRICE     OUTSTANDING         (YEARS)          JULY 31, 2000
     --------------     -----------     ----------------     --------------
         $ 0.27            500,000           4.50                     --
           0.50          2,078,734           2.58              1,303,733
           1.00          1,260,000           5.00                 10,000
                        ----------                            ----------
                         3,838,734                             1,313,733
                        ==========                            ==========

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amount of cash, amounts due from customer contracts acquired, accounts receivable, notes payable, accounts payable, accrued liabilities and notes payable and due to related parties approximate fair value because of the short maturity or duration of these instruments. The carrying amount of long-term debt approximates fair value as the interest rates are considered market rates. For long-term debt which is not interest bearing, the discount used for financial reporting purposes is the incremental borrowing rate and, accordingly, discounted value approximates fair value.

(16) LEASES

     The Company is obligated under capital leases for certain equipment that expires through 2005. At July 31, 2000, the gross amount of equipment and the related accumulated amortization recorded under capital leases totaled $112,317 and $12,835, respectively.


                                                                     (Continued)

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             July 31, 2000 and 1999



     Amortization of assets held under capital leases is expensed on a straight-line basis and is included with depreciation expense. The Company also has noncancelable operating leases for its offices and certain equipment that expire over the next five years.

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of July 31, 2000, are:

                                                                       CAPITAL          OPERATING
                                                                        LEASES           LEASES
                                                                      ----------       ----------
     Year ending July 31:
           2001                                                       $   38,798        1,207,750
           2002                                                           36,542        1,539,296
           2003                                                           20,583        1,523,036
           2004                                                            9,184        1,311,239
           2005                                                            2,679          446,886
                                                                      ----------       ----------
             Total minimum lease payments                                107,786       $6,028,207
                                                                                       ==========
     Less amounts representing interest at implicit
       interest rates ranging from 10% to 11%                            (15,175)
                                                                      ----------
             Present value of net minimum capital lease payments          92,611

     Less current portion of capital lease obligations                   (25,975)
                                                                      ----------
     Obligations under capital leases, excluding current portion      $   66,636
                                                                      ==========


     Total rent expense associated with operating leases was $102,080 and $53,111 for the years ended July 31, 2000 and 1999, respectively.

(17) LEGAL PROCEEDINGS

     The Company is involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

(18) ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The allowance for doubtful accounts included the following 2000 and 1999 activity:

                      BALANCE AT          EXPENSE      WRITE-OFFS OF     BALANCE AT
                      BEGINNING             FOR        UNCOLLECTIBLE       END OF
                       OF YEAR             YEAR          ACCOUNTS           YEAR
                   ---------------       ---------     -------------     ----------
     2000            $ (28,000)          (100,000)         28,000         (100,000)
     1999                   --            (28,000)             --          (28,000)


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       College Bound Student Alliance, Inc.

                                       By: /s/ Jerome M. Lapin
                                          ----------------------------------
                                          Jerome M. Lapin
                                          Chief Executive Officer

                                       Date: October 31, 2000




                                       By: /s/ Anthony Shouse
                                          ----------------------------------
                                          Anthony Shouse
                                          Corporate Controller

                                       Date: October 31, 2000



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                       By: /s/ Rick N. Newton
                                          -----------------------------------
                                          Rick N. Newton, Director


                                       Date: October 31, 2000



                                       By: /s/ Jerome M. Lapin
                                          -----------------------------------
                                          Jerome M. Lapin, Director

                                       Date: October 31, 2000



                                       By: /s/ Janice Jones
                                          -----------------------------------
                                          Janice Jones, Director

                                       Date: October 31, 2000

                                       By: /s/ William R. Willard
                                          ---------------------------------
                                          William R. Willard, Director

                                       Date: October 31, 2000



                                       By: /s/ Peter Lambert
                                          ---------------------------------
                                          Peter Lambert, Director

                                       Date: October 31, 2000



                                       By:
                                          ---------------------------------
                                          Harris Ravine, Director

                                       Date: October ____, 2000