Form 10KSB40/A
period 2000-07-31
COLLEGE BOUND STUDENT ALLIANCE INC
filed 2000-11-14
CIK 1103137

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A
                                  AMENDMENT NO. 1


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

     CFPI leases approximately 2,010 square feet of office space from a non-affiliated third party at 14081 South Yorba, Suite 106 and 112, Tustin,

California 92780. The lease requires monthly rent of $2,714 and expires July 31, 2004.

     CRM leases approximately 13,357 square feet of office space from a non-affiliated third party at Bank America Tower, 8801 West Freeway, Grand Prairie, Texas 75051. The lease requires monthly rent of $17,231.

Item 3. Legal Proceedings

     As part of the acquisition of CRM, we issued to the sole stockholder of CRM, Mr. Scott Traynor, a note payable for $300,000 which will be offset by amounts that we are required to pay in connection with the following Department of Labor and Federal Trade Commission litigation proceedings.

     On June 18, 2000, the U.S. Department of Labor (DOL), Wage and Hour Division initiated an investigation against CRM based on an anonymous complaint regarding the classification of exempt and non-exempt employees. We may owe back pay as a result of this action.


     On May 26, 2000, the Federal Trade Commission ("FTC") commenced an investigation against CRM with respect to its past consumer trade practices involving advertising, promotions and sales. To date, no legal action has been filed by the FTC. Our legal counsel is involved in ongoing settlement discussions with the FTC and we currently anticipate that, in order to avoid future costly litigation, we will settle the matter during the fiscal year ending July 31, 2001 by signing a cease and desist order with no admission of liability and paying a relatively small settlement amount. In the unlikely event that our settlement discussions are not successful we could be required to pay a significant fine, but only if an action is ultimately brought by the FTC and the FTC prevails on the merits.


     Any amounts that we are required to pay due to the DOL and FTC litigation will reduce by the same amount, up to $300,000, what we owe under the note payable to Scott Traynor. It was originally anticipated, and management is still confident, that we will not owe more than the aggregate of $300,000 to regulatory agencies in these cases.


     On August 1, 2000, the Attorney General of Kansas commenced an investigation against CRM based on a small number of consumer complaints regarding CRM's past consumer trade practices in that state. To date, no legal action has been filed and no allegation of wrongdoing has been made. Our legal counsel has initiated settlement discussions with the Kansas Attorney General and we currently anticipate that, in order to avoid future costly litigation, we will settle the matter during the fiscal year ending July 31, 2001 by signing a cease and desist order with no admission of liability. If our settlement discussions are not successful we might be fined or other administrative action could be taken, but only if an action is ultimately brought and the Kansas Attorney General prevails on the merits.



     On September 19, 2000, the Attorney General of Minnesota and Mike Hatch filed suit in District Court, Second Judicial District, County of Ramsey, against CRM alleging deceptive trade practices, consumer fraud and false advertising. The plaintiffs in the case are seeking injunctive and other relief. Our legal counsel is involved in ongoing settlement discussions with the plaintiffs in the case. Based on these discussions we currently anticipate that we will settle the matter by signing a cease and desist order with no admission of liability and by possibly paying a small settlement amount. If our settlement discussions are not successful we might be fined or other administrative action could be taken in the event that the case proceeds and the plaintiffs ultimately prevail on the merits.


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

Item 8. Changes in and Disagreements with Accountants and Financial Disclosure

     None.

Item 9. Directors and Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

     The officers and directors of the Company are as follows:


NAME                           AGE       POSITION
Rick N. Newton                 48        Chairman of the Board of Directors

Jerome M. Lapin                70        Chief Executive Officer and Director

Janice A. Jones                51        Executive Vice President - Corporate
                                         Development, Corporate Secretary and Director

John J. Grace                  56        Chief Financial Officer

William R. Willard             57        Director

Peter Lambert                  49        Director

Harris Ravine                  58        Director


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





     JANICE A. JONES, Ph.D., is co-founder, and has been a director since 1997 and our corporate secretary since 1998. She was appointed Vice President - Coporate Development in March 2000. In addition, she founded and has been a director of Chartwell since its inception in 1984 and its Chief Executive Officer since 1990, as well as President and a director of NCRA. In 1979 she formed The Chartwell Group, Inc., an investment banking and financial relations firm serving emerging growth companies. Dr. Jones was engaged in investor relations for several companies from 1973 to 1982 including Cameron & Associates from 1976 to 1980. Dr. Jones holds Ph.D., 1980, and Masters, 1976, degrees in Social Sciences from Yeshiva University, and a B.A., 1973, from Hunter College. She received the Hunter College Hall of Fame Award in 1986. Dr. Jones devotes her full-time to our business and that of Chartwell.


     JOHN J. GRACE is co-founder of our Company and became our Chief Financial Officer in September 2000. Mr. Grace has worked with us in an advisory capacity since inception on a variety of matters including acquisitions, development of products and services, managerial appointments and finance. Prior to 1993, Mr. Grace was a trustee at the Center for the New West, a think tank, and was a senior fellow there in 1995-1996 and the Executive Director in 1996 before joining Chartwell and our Company in senior advisor roles. Prior to this, Mr. Grace was a Managing Partner at Price Waterhouse Coopers where he spent 28 years in various senior positions.


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

Item 10. Executive Compensation

     The following table sets forth information for all persons who have served as the chief executive officer during the last completed fiscal year:

                           SUMMARY COMPENSATION TABLE



                                          ANNUAL COMPENSATION                  LONG TERM COMPENSATION
                                 -------------------------------------   ----------------------------------
                                                                                  AWARDS            PAYOUTS
                                                                         -----------------------    -------
                                                             OTHER       RESTRICTED   SECURITIES
                                                             ANNUAL        STOCK      UNDERLYING               ALL OTHER
NAME AND PRINCIPAL                                        COMPENSATION    AWARD(S)     OPTIONS/      LTIP     COMPENSATION
    POSITION              YEAR   SALARY ($)   BONUS ($)        ($)           ($)        SARS (#)    PAYOUTS       ($)
------------------        ----   ----------   ---------   ------------   ----------   ----------    -------   ------------
Jerome M. Lapin (1)       2000    $80,000       $-0-          $-0-         $-0-         550,000       $-0-        $-0-
  Chief Executive
  Officer and
  Director

Kevin Gemas (2)           1999    $90,000       $-0-          $-0-         $-0-           $-0-        $-0-        $-0-
  Interim President

William Kroske (3)        1999    $62,000       $-0-          $-0-         $-0-           $-0-        $-0-        $-0-
  President               1998    $64,500       $-0-          $-0-         $-0-           $-0-        $-0-        $-0-



--------------

(1)  Mr. Jerome M. Lapin became our Chief Executive Officer in August, 1999.

(2) Mr. Kevin Gemas served as our Interim President from April 1999 to August 1999.

(3)  Mr. William Kroske was our President from June 1997 to April 1999.

                     Options/SAR Grants in Last Fiscal Year
                                Individual Grants


                              Number of         % of Total
                              Securities       Options/SARs
                              Underlying        Granted to         Exercise or
                             Options/SARs      Employees in        Base Price        Expiration
      Name                    Granted(#)       Fiscal Year          $/Share)             Date
      ----                   ------------      ------------        -----------       -----------
Jerome M. Lapin                500,000             42%              $.272             08/09/2004
  Chief Executive               50,000              4%              $.50              08/09/2003
  Officer and Director



               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES


                                                   SECURITIES          VALUE OF
                                                   UNDERLYING        UNEXERCISED
                                                   UNEXERCISED         IN-THE
                       SHARES                        OPTIONS        MONEY OPTIONS/
                    ACQUIRED ON                  SARs AT FY-END     SARs AT FY-END
                      EXERCISE       VALUE        EXERCISABLE/       EXERCISABLE/
       NAME           (NUMBER)      REALIZED     UNEXERCISABLE      UNEXERCISABLE
       ----         -----------     --------     --------------     ---------------
Jerome M. Lapin          -0-           -0-       250,000/300,000     $2,313/$2,313
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

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the common stock, as of October 26, 2000:

NAME AND ADDRESS OF OWNER                   NUMBER OF SHARES OWNED      PERCENT OF CLASS (1)

Chartwell International, Inc.                      7,330,369                    31.22%
333 South Allison Parkway, Ste 100                                               (2)
Lakewood, CO 80226

Janice A. Jones                                   11,059,834                    47.10%
333 South Allison Parkway, Ste 100                                               (3)
Lakewood, CO 80226
Vice President-Corporate Development,
Secretary and Director

John J. Grace                                      3,729,465                    15.88%
333 South Allison Parkway, Ste 100                                               (4)
Lakewood, CO 80226
Chief Financial Officer

Scott G. Traynor                                   2,000,000                     8.52%
5690 Buckleigh Point
Suwanee, GA 30024

Kevin W. Gemas                                     1,352,000                     5.76%
1001 W. Glen Oaks Lane                                                           (5)
Suite 108
Mequon, WI 53092

Jerome M. Lapin                                      500,000                     2.09%
333 South Allison Parkway, Ste 100                                               (6)
Lakewood, CO 80226
CEO and Director

Rick N. Newton                                       255,000                     1.08%
333 South Allison Parkway, Ste 100                                               (7)
Lakewood, CO 80226
Chairman of the Board

William R. Willard                                   112,000                      --
356 Playa Del Norte, No. 2                                                       (8)
La Jolla, CA 92037
Director

Peter Lambert                                              0                       --
3130 Wilshire Boulevard, 4th Floor
Santa Monica, CA 90400
Director

Harris Ravine                                              0                       --
333 South Allison Parkway, Ste 100
Lakewood, CO 80226
Director

Officers and Directors as a group                 11,923,834                    49.51%
(7 persons)


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


(3) Includes 7,330,369 shares held by Chartwell International, Inc., 321,465 shares owned of record by John J. Grace (the spouse of Janice A. Jones), shares issuable upon an option held by Mr. Grace to purchase 200,000 shares from Chartwell, shares issuable upon an option held by Dr. Jones to purchase 600,000 shares from Chartwell, 1,500,000 shares owned of record by Family Jewels II Limited Partnership (an entity owned and controlled by Dr. Jones), and the right to convert debt into 1,000,000 shares held by The Chartwell Group, Inc. (a company owned and controlled by Dr. Jones). Dr. Jones disclaims beneficial ownership of the shares beneficially held by her husband John J. Grace.


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


(6) Includes shares issuable upon exercise of currently exercisable options to purchase 400,000 shares. See Part I, Item 6. Executive Compensation.






(7) Includes shares issuable upon exercise of an option to purchase 200,000 shares. See Part I, Item 6. Executive Compensation.



(8) Includes 64,000 shares owned of record by The Bridgestream Trust, an entity owned and/or controlled by Mr. Willard.


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

 10.17 Office lease with SanTom Holdings, L.L.C. as incorporated by reference to Exhibit 10.17 from the Company's registration on Form 10-SB/A No.
          2.

 10.18 Custom Software Development and License Agreement dated March 1, 1998 between College Resource Management, inc., and International Business
          Consulting, Inc. Previously filed.

 10.19 Executive Employment Agreement dated July 31, 2000 by and between CRM and Richard L. Sechrist II. Previously filed.

 10.20 Executive Employment Agreement dated July 31, 2000 by and between CRM and David L. Russell. Previously filed.

 10.21 Executive Employment Agreement dated July 31, 2000 by and between CRM and Marilu Hall. Previously filed.

 10.22 Executive Employment Agreement dated July 31, 2000 by and between CRM and Richard V. Wilson. Previously filed.

 10.23 Executive Employment Agreement dated July 31, 2000 by and between CRM and Timothy William White. Previously filed.

 10.24    Cook Covington Operating Lease Agreement.  Previously filed.

 21       Subsidiaries of the Registrant as incorporated by reference to Exhibit
          21 from the Company's registration on Form 10-SB/A No. 2.

 27       Financial Data Schedule. Previously filed.



     (b)  Reports on Form 8-K.

               Form 8-K; August 7, 2000; Items 2 & 7 Form 8-K/A; October 13, 2000; Items 2 & 7

                           Forward-Looking Statements

     Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, continued operating losses, inability to raise additional debt and/or equity, unexpected costs, failure to gain product/service approval in the United States or foreign countries and failure to capitalize upon access to new markets, as well as outcomes of various state and federal government regulatory actions. Additional risks and uncertainties that may affect forward-looking statements about our business and prospects include the possibility that a competitor will develop a more comprehensive or less expensive service, delays in market awareness of our services and products, or possible delays in our marketing strategies, each of which could have an immediate and material adverse effect by placing us behind our competitors. For a fuller description of certain of these important factors that could cause actual results to differ materially from those currently anticipated or projected, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations." We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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


                                       /s/ KPMG LLP

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


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       College Bound Student Alliance, Inc.

                                       By: /s/ Jerome M. Lapin
                                          ----------------------------------
                                          Jerome M. Lapin
                                          Chief Executive Officer


                                       Date: November 14, 2000