Form 10-Q
period 2000-10-31
COLLEGE BOUND STUDENT ALLIANCE INC
filed 2000-12-20
CIK 1103137

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended October 31, 2000


                       Commission File Number: 0-30323


                       College Bound Student Alliance, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Nevada                                         84-1416023
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


                      333 South Allison Parkway, Suite 100
                         Lakewood, Colorado  80226-3115
          ----------------------------------------------------------
          (Address of principal executive offices including zip code)


                              (303) 804-0155
                        --------------------------
                        (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___


As of December 15, 2000, the Registrant had 23,684,404 shares of common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                    INDEX

                                                                      Page
                                                                      Number

Part I.  Financial Information

     Item I.   Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets as
               of October 31, 2000 and July 31, 2000                      3

               Condensed Consolidated Statements of Operations,
               Three Months Ended October 31, 2000 and 1999               4

               Condensed Consolidated Statements of Cash Flows,
               Three Months Ended October 31, 2000 and 1999               5

               Notes to Condensed Consolidated Financial
               Statements                                               6-9

     Item 2.   Management's Discussion and Analysis of
               Financial Condition  and Results of Operations         10-15

Part II.  Other Information

     Item 1.   Legal Proceedings                                         15

     Item 2.   Changes in Securities                                     16

     Item 3.   Defaults Upon Senior Securities                           16

     Item 4.   Submission of Matters to a Vote of Security Holders       16

     Item 5.   Other Information                                         16

     Item 6.   Exhibits and Reports on Form 8-K                          16

                     College Bound Student Alliance, Inc.
                    Condensed Consolidated Balance Sheets
                                (Unaudited)

                                    ASSETS
                                                               October 31, 2000  July 31, 2000
                                                               ----------------  -------------
 Current assets:
      Cash                                                         $  245,527         231,271
      Amounts due from customer contracts acquired                    716,825       1,796,784
      Accounts receivable, net                                         65,485          18,398
      Deferred customer contract expenses                             204,766               -
      Other                                                                 -          10,340
                                                                   ----------      ----------
           Total current assets                                     1,232,603       2,056,793

 Property and equipment, net                                          456,465         494,791
 Trademarks and licenses, net                                         157,314         175,072
 Intangible and other assets, net                                   2,612,907       2,703,187
                                                                   ----------      ----------

 Total assets                                                      $4,459,289       5,429,843
                                                                   ==========      ==========


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current liabilities:
      Notes payable                                                $    5,193           5,511
      Current maturities of long-term debt to related parties         744,583         803,006
      Current portion of capital lease obligation                      30,993          25,975
      Notes payable and due to related parties                        473,520         249,826
      Accounts payable                                                623,627         555,552
      Accrued liabilities                                             567,938         541,130
      Deferred revenue                                                913,507         423,640
                                                                   ----------      ----------
           Total current liabilities                                3,359,361       2,604,640

 Long-term liabilities
      Long-term debt to related parties, less current maturities    2,072,845       2,143,376
      Capital lease obligation, less current portion                   58,282          66,636
                                                                   ----------      ----------
           Total liabilities                                        5,490,488       4,814,652

Stockholders' equity (deficit)
      Common stock                                                     23,582          23,482
      Additional paid-in capital                                    3,548,889       3,521,489
      Deferred compensation                                           (13,397)        (22,178)
      Accumulated deficit                                          (4,590,273)     (2,907,602)
                                                                   ----------      ----------
           Total stockholders' equity (deficit)                    (1,031,199)        615,191
                                                                   ----------      ----------
 Total liabilities and stockholders' equity (deficit)              $4,459,289       5,429,843
                                                                   ==========      ==========


  The accompanying notes are an integral part of the condensed consolidated financial statements.

                     College Bound Student Alliance, Inc.
                Condensed Consolidated Statements of Operations
                 for the three month periods ending October 31
                                 (Unaudited)


                                                 2000           1999
                                            ------------     ---------

Revenue:
   Student services                         $    782,496       341,625
   Corporate sponsor contributions                 3,800             -
   Other                                             101        17,500
                                            ------------     ---------

        Total revenue                            786,397       359,125

Cost of services                                 575,994       209,290
                                            ------------     ---------

        Gross profit                             210,403       149,835

Selling, general and administrative            1,675,174       395,510
Depreciation and amortization                    134,519        57,958
                                            ------------     ---------

        Operating loss                        (1,599,290)     (303,633)

Interest expense, net                            (83,381)      (24,024)
                                            ------------     ---------

             Net loss                       $ (1,682,671)     (327,657)
                                            ============     =========

Net loss per share - basic and diluted      $       (.07)        (0.02)
                                            ============     =========
Weighted average number of common
  shares outstanding - basic and diluted      23,488,253    18,063,950
                                            ============     =========









  The accompanying notes are an integral part of the condensed consolidated financial statements.

                     College Bound Student Alliance, Inc.
                Condensed Consolidated Statements of Cash Flows
                 for the three month periods ending October 31
                                 (Unaudited)


                                                         2000        1999
                                                     -----------   ---------

Net loss                                             $(1,682,671)   (327,657)

Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation and amortization                       134,519      57,958
     Amortization of deferred compensation                 8,781           -
     Change in allowance for doubtful accounts           (23,655)          -
                                                     -----------   ---------

Changes in operating assets and liabilities            1,606,632     159,147
                                                     -----------   ---------

Net cash provided (used) by operating activities          43,606    (110,552)
Net cash provided by investing activities                  2,384           -
Net cash provided (used) by financing activities:
     Payments on notes payable and long-term debt
       to related parties, net                           (55,898)          -
     Common stock issued                                  27,500      54,258
     Other                                                (3,336)       (535)
                                                     -----------   ---------
Net cash provided (used) by financing activities         (31,734)    53,723

Net increase (decrease) in cash                           14,256     (56,829)

Cash at beginning of period                              231,271      82,383
                                                     -----------   ---------
Cash at end of period                                $   245,527      25,554
                                                     ===========   =========











  The accompanying notes are an integral part of the condensed consolidated financial statements.

                     College Bound Student Alliance, Inc.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        October 31, 2000 (Unaudited)


(1)  Basis of Preparation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 2000.

     In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly our financial position at October 31, 2000 and July 31, 2000, and the results of operations and cash flows for each of the three month periods ended October 31, 2000 and 1999.

     The operating results for the three months ended October 31, 2000 are not indicative of the results that may be expected for the year ended July 31, 2001.

(2)  Liquidity

     Management believes that it has sufficient resources to meet its needs in the foreseeable future. In May 2000, we entered into a common stock put agreement with Swartz Private Equity, LLC that entitles us to issue and sell, at our option, common stock for up to an aggregate of $30,000,000, from time to time during a three-year period commencing on the effective date of a registration statement. Management believes the cash expected to be received from financing of amounts due from customer contracts ($1,926,000 at October 31, 2000), the sale of common stock less accelerated debt payments that will be required, expected cash from corporate sponsor contributions, cash expected to be generated from operations, and payment extensions on related party advances, notes and debt, if necessary, will be sufficient to allow us to meet our non-deferrable obligations through at least July 31, 2001.

(3)  Amounts Due From Active Customer Contracts

     As of October 31, 2000, we estimate off-balance sheet amounts due from active customer contracts of $1,926,000, net of $464,000 for estimated uncollectible accounts. This balance compares to $1,796,784, net of reserves of $433,060 at July 31, 2000.

     In the acquisition of College Resource Management, Inc, CBSA acquired $1,796,784 in amounts due from customer contracts at July 31, 2000. In the first quarter of fiscal year 2001, we collected $1,079,959 against this balance.
                                                                 (Continued)

                     College Bound Student Alliance, Inc.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        October 31, 2000 (Unaudited)

(4) Revenue Recognition

     Revenue is recognized consistent with Staff Accounting Bulletin No. 101 (SAB 101). For customer agreements where there are multiple deliverables, and fair value of the deliverables is not determinable, revenue is recognized over the service period on the straight line basis. The majority of the Company's contracts include a service component which is contractually available over the one year contract period. Customers pay the contracted fees at the beginning of the contract, in four equal installments in the first four months of the contract, monthly over the contract period, or weekly over the contract period. For those that pay at the beginning of the contract, revenue is deferred and recognized ratably on a straight-line basis over 12 months. For those that pay over four months a portion of the first payment is deferred and all payments thereafter are deferred and revenue is recognized ratably on a straight-line basis over the contract period. For those that pay in monthly or weekly installments revenue is recognized consistent with contractual collections and, accordingly, receivables and deferred revenues are not recognized at contract initiation.

     Management estimates that approximately 90 percent of the direct costs of performing its obligations under the agreements is incurred in the first 60 days after contract initiation. Direct and incremental costs in acquiring contracts are deferred and recognized over the contract period. Management estimates that approximately 70 percent of the costs of performing its obligations are expensed in the first 60 days after contract initiation. Accordingly, as this is the first period in which the Company has revenue under these contract provisions, expenses recognized are disproportionately high as compared to reported revenue.

     Revenue for services, other than those services offered as a result of the CRM acquisition, are recognized as the services are delivered as the fair value of those services are readily determinable based on established price lists, and there is no continuing service obligation after delivery of the customer selected service.

     The accounting method described above varies from the principles used in valuing the assets and deferred revenue in the acquisition of CRM at July 31, 2000 as provided by APB Opinion 16. Such differences (approximately $1.3 million) relate principally to the Amounts Due from Customer Contracts Acquired, for which collections are applied against said balances rather than recognized in revenue as collected, and differences in computing deferred revenue during the quarter ended October 31, 2000 as provided by SAB 101. The adverse effect of this difference will gradually be eliminated over the remaining three quarters of fiscal 2001.

     Given the significant variance in accounting principles applied in purchase accounting versus those applied subsequent to the July 31, 2000 acquisition of CRM, the company has provided the following supplementary information to assist the reader of the condensed consolidated financial statements in understanding the operating results for the quarter ending October 31, 2000.

                                                                  (Continued)

                     College Bound Student Alliance, Inc.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        October 31, 2000 (Unaudited)

                                            October 31,        July 31,
                                               2000              2000
                                                            (Predecessor)
                                            -----------     -------------
Number of contracts sold, net of
cancellations                                    2,646             2,494
                                            -----------       ----------
Estimated value of contracts sold, less
estimated reserves                          $1,579,662        $1,488,918
                                            -----------       ----------
Open customer contract receivables, net
of reserves                                 $1,926,000        $1,796,784
                                            -----------       ----------

Cash collected from customers in period     $1,942,261        $1,839,551
                                            -----------       ----------

Number of open customer contracts                6,360             5,974
                                            -----------       ----------

     The number of weekend workshops vary from quarter to quarter depending on holidays; there were 12 and 9 workshop weekends in the fiscal quarters ended October 31 and July 31, 2000, respectively.

     Beginning in January 2001, we are considering delivering most or all our customer services under contract in 60 to 90 days. Accordingly, a substantial portion of the revenues under these contracts will be deferred over 2 to 3 month periods instead of 12 months for the contracts signed during calendar 2000.

(5)  Stock Options

     In October, our Chief Executive Officer exercised 100,000 options to purchase our common stock. The exercise price was $0.275 per share yielding the company $27,500.

(6)  Net Loss Per Share

     Net loss per share - basic and diluted is computed on the weighted average number of shares of common stock outstanding during the quarter. Basic net loss per share and net loss per share assuming dilution, are the same for the three-month periods ended October 31, 2000 and 1999, because of the antidilutive effect of stock options and awards when there is a loss.

(7)  Deferred Customer Contract Expenses

     Deferred customer contract expenses are comprised of actual sales commissions, production and delivery expenses incurred subsequent to the signing of the customer contract. These expenses represent the direct incremental expenses incurred by the Company related to the fulfillment of customer contracts. The expenses are amortized on the straight-line basis over the twelve-month term of the contract.
                                                                  (Continued)

                     College Bound Student Alliance, Inc.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        October 31, 2000 (Unaudited)


(8)  Legal Proceedings

     On May 26, 2000, the Federal Trade Commission ("FTC") commenced an investigation against CRM with respect to its past consumer trade practices involving advertising, promotions and sales. To date, no legal action has been filed by the FTC. Our legal counsel is involved in ongoing settlement discussions with the FTC and we currently anticipate that, in order to avoid future costly litigation, we will settle the matter during the fiscal year ending July 31, 2001 by signing a cease and desist order with no admission of liability and paying a relatively small settlement amount. FTC staff and our counsel have agreed to a settlement order which will be signed by CRM (and CBSA) anticipating FTC approval prior to the fiscal year end of July 31, 2001. In the very unlikely event that our settlement discussions are ultimately not successful, we could be required to pay a significant fine, but only if an action is ultimately brought by the FTC and the FTC prevails on the merits.

     On August 1, 2000, the Attorney General of Kansas commenced an investigation against CRM based on a small number of consumer complaints regarding CRM's past consumer trade practices in that state. To date, no legal action has been filed and no allegation of wrongdoing has been made. Our legal counsel has initiated settlement discussions with the Kansas Attorney General and we currently anticipate that, in order to avoid future costly litigation, we will settle the matter during the fiscal year ending July 31, 2001 by signing a cease and desist order with no admission of liability. If our settlement discussions are not successful, we might be fined or other administrative action could be taken, but only if an action is ultimately brought and the Kansas Attorney General prevails on the merits, which we think is unlikely.

     On September 19, 2000, the Attorney General of Minnesota and Mike Hatch filed suit in District Court, Second Judicial District, County of
Ramsey, against CRM alleging deceptive trade practices, consumer fraud and false advertising. The plaintiffs in the case are seeking injunctive and other relief. Our legal counsel is involved in ongoing settlement discussions with the plaintiffs in the case. Based on these discussions we currently anticipate that we will settle the matter by signing a cease and desist order with no admission of liability and by possibly paying a small settlement amount. If our settlement discussions are not successful we might be fined or other administrative action could be taken in the event that the case proceeds and the plaintiffs ultimately prevail on the merits, which we think is not likely.

     The Company is also involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                                     ITEM 2

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

     College Bound Student Alliance, Inc. (CBSA) is a full-service education and career preparation company. CBSA's breadth of services and products combined with the experience of helping over 100,000 students achieve their higher education dreams makes it a market leader. The company offers customers a comprehensive set of service and product offerings that focus on helping students and families achieve their career and higher educational goals.

     CBSA primarily provides career assessment, college preparation, and admissions services to high school students and their families as they plan and prepare for the student's future education. Services include career counseling, assessment, SAT/ACT preparation courses, college financial planning, and college selection.

     The company also specializes in services that assist the athletic, fine arts, and outstanding academic students in positioning him/herself for the best possible collegiate opportunities by initiating a high level recruiting posture and assistance with the recruiting process.

     CBSA's products and services provide students and their families with customized information based on their unique interests, abilities, and financial information.

     The Company reports an operating loss of $1,599,290 for the fiscal quarter ended October 31, 2000. The Company's principal operation operates at a pre-tax profit margin of about 16% before corporate expenses. The Company overall has operated at about breakeven for the quarter ended October 31, 2000, before considering unusually high professional fees of approximately $150,000 relating to the Company's initial SEC registration filings, amortization of assets relating to acquisitions of approximately $100,000 and costs relating to building infrastructure and merging operations. Cash flows from operations also reflect a net positive result of $43,000. Accordingly, the balance of the operating loss is due principally to the accounting anomaly described in Note 4 to the Condensed Consolidated Financial Statement, the adverse effect of which will gradually be eliminated over the remaining three quarters of fiscal 2001.

     It is also important to understand the Company recognizes approximately 70% of its costs relating to contracts sold within the first 60 days of a customer contract signing while only recognizing 17% of the related revenue. This distortion of matching revenues and related expenses may be significantly reduced for contracts signed beginning in calendar 2001 as the Company is considering product enhancements and modification of its contracts which would result in earlier revenue recognition.

FINANCIAL CONDITION AS OF OCTOBER 31, 2000 AS COMPARED TO JULY 31, 2000

     Total assets have decreased from $5,429,843 at July 31, 2000 to $4,459,289 for a change of $970,554 at October 31, 2000. The reduction was primarily due to a decrease of $1,079,959 from collections of amounts due from customer contracts acquired that was used as working capital. The remaining decrease in total assets is primarily due to the amortization and depreciation of assets.

     Total liabilities increased from $4,814,652 at July 31, 2000 to $5,490,488 at October 31, 2000. Current liabilities increased from
$2,604,640 at July 31, 2000 to $3,359,361 at October 31, 2000.  The increase in current liabilities is primarily a result of a $639,000 increase in deferred revenue due to receipts of cash for customer contracts prior to delivery of the services over similar amounts collected and deferred as of July 31, 2000. Current notes payable and due to related parties increased reflecting an increase in deferred salaries, deferred royalties and items reclassified from accounts payable to due to related party when the contractor became a related party.

     Other increases occurred primarily in accounts payable and accrued liabilities. The increase in accounts payable is primarily the result of higher sales volume and professional fees relating to SEC filings. The balance sheet also reflects a decrease in long-term debt from $2,143,376 at July 31, 2000 to $2,072,845 at October 31, 2000 which is primarily due to payments on the notes given in connection with the College Bound Student-Athletes, CRM and CFPI acquisitions, amounts due to related parties whose terms were extended and amounts reclassified to current; reclassification of related party debt, deferred salaries, etc.

     Stockholders' equity decreased from $615,191 at July 31, 2000 to a deficit of $1,031,199 at October 31, 2000 primarily because of the net loss during the quarter. We issued 100,000 shares of stock during the period in connection with the exercise of options.

     As of October 31, 2000, we have a working capital deficit of $2,126,758. We plan to manage the deficit through deferring certain management salaries, financing amounts due from open customer contracts, using cash produced from operations and accessing the Swartz equity line of credit (discussed in our annual filing.) We also expect to collect open customer contract amounts (net balance $1,974,00 at October 31, 2000) in the normal course of business.

     A large portion, $455,000, of our current long-term debt matures in March 2001 to pay off the debt associated with the acquisition of CBS-Athletes.
We plan to meet this obligation through exercising puts under the Swartz equity line of credit. If we cannot or choose not to access the Swartz equity line of credit, we will attempt to negotiate terms to extend the maturities or seek alternative financing.

RESULTS OF OPERATIONS: THREE MONTHS ENDING OCTOBER 31, 2000 VERSUS OCTOBER 31, 1999

     GENERAL. The acquisition of College Resource Management, Inc. has dramatically affected our revenues and expenses recognition methods. We recognize contract fee revenue from students on a straight-line basis over the term of the contract. Customers have the option to pay the full contract price when the contract is signed, in four equal installments payable the first four months of the contract, in twelve equal monthly installments or in weekly installments over one year. Customers have the right to cancel the contract for a full refund within three days. Amounts due under contracts are not recorded until cash is received. If a customer paying in four equal installments cancels their contract, all deferred revenue at that time is recognized as revenue. If a customer is paying in equal monthly or weekly installments, the revenue is recognized as the payments are received.

     Revenue is recognized on a straight-line basis over the life of the contract. Deferred revenue is recorded for cash received in advance for services we are obligated to perform. Over 90% of our direct costs are incurred and 67% expensed within 60 days of the contract signing, although 83% of the revenue is recognized after 60 days. We expense direct workshop marketing costs, which are included in selling, general and administrative expenses in the statement of operations, prior to delivering action plans to customers.

     The College Action Plan(TM) contract is an arrangement with two service elements; 1) a tailored profile (the College Action Plan(TM)) to assist the client in selecting a college and 2) continuing support, generally for a one year period, in assisting clients in understanding the output as presented in the College Action Plan(TM), guidance in the college application process and assistance in identifying sources of educational financial assistance. These services are not separately priced nor can customers select only one service. The College Action Plan(TM) is generally delivered approximately 60 days after initiation of the client contract.

     Student services revenue represents revenue from contracts recognized over the period of the contract. Corporate sponsor contributions, which are not restricted as to use by the sponsor, are recognized as revenue when received. Management believes that our business is somewhat seasonal, with average customer contracts signed declining in the period beginning at Thanksgiving and ending at the New Year's holiday, and declining in the spring.

     CUSTOMER CONTRACTS. For the period ended October 31, 2000, we signed 2,646 customer contracts, net of 3 day cancellations, as compared to the prior three month period ended July 31, 2000 which 2,494 customer contracts were signed, net of 3 day cancellations. Our cash collections are directly related to the number of customer contracts signed not the amount of revenue recognized in the period.

     REVENUE. For the three-month period ending October 31, 2000, total revenue increased $427,272 or 119% to $786,397 as compared to $359,125 for the comparable period in 1999. The increase is primarily due to the incorporation of revenue from the operations of CRM and CFPI, which contributed $400,677 and $127,606, respectively. Revenue is expected to continue increasing substantially in fiscal 2001, primarily due to the purchase of CRM and the integration and expansion of our products and our sales representatives. The revenue sources are planned to diversify as more products are developed.

     Student services revenue increased $440,871 or 129% for the three month period ending October 31, 2000 to $782,496 from $341,625 for the comparable period in 1999, primarily as a result of the acquisition of College Resource Management, Inc. (CRM) on July 31, 2000. Revenue from student services is expected to increase in fiscal 2001 as the marketing and selling of other products is included in the CRM workshop marketing channel, increased use of leads, the number of representatives grows and the sales per representative increases.

     We have recently experienced substantial growth; however, there can be no assurance that we will continue to grow at historical rates or at all. Our ability to generate increased revenue and achieve profitability will depend upon our ability to increase sales through development and/or acquisition of new products, expanding and upgrading the number of sales representatives, further developing the workshop program and designing an effective Internet commerce site. Our ability to expand and develop these channels depends on a number of factors beyond our control, including general business and economic conditions.
Expansion and development of existing and additional marketing and distribution channels will also depend, in part, upon our ability to secure additional technology, expertise and staff.

     Corporate sponsor contributions were $3,800.

     Other revenue decreased $17,399 or 99% for the three month period ended October 31, 2000 to $101 from $17,500 for the comparable period in 1999.
The decrease consists primarily of changes in policy in charging for training the sales force.

     COST OF SERVICES. The cost of services for the three-month period ended October 31, 2000 increased $366,704 or 175% to $575,994 from $209,290 for the comparable period in 1999. The increase in cost of services is primarily attributable to the operations of CRM and CFPI and the related increase in student services revenue. As a percentage of student services revenue, cost of services was 73% for the current quarter, as compared to 61% for the comparable period in the prior year. Cost of services increased as a percentage of revenue because of cost of fulfillment associated with customer contracts acquired at July 31, 2000.

     OPERATING EXPENSE. Selling, general and administrative expenses increased $1,279,664 or 324% to $1,675,174 for the three-month period ended October 31, 2000, as compared to $395,510 for the comparable period in 1999. The increase results from the selling and operating expenses of CRM and CFPI, legal expenses, accounting and auditing expenses, SEC filing related expenses and additional compensation for new staff. Because of increased management, staff and cost of new technology, we anticipate general and administrative expenses to increase in the future. Operating expenses are expected to increase in absolute dollars and continue at their current or a somewhat lower percentage of revenue due to our integration of CRM and CFPI, development of new products, and efforts to develop processing and production methodologies to increase the gross margin of each product.

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

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $76,561 or 132% to $134,519 for the three-month period ended October 31, 2000, as compared to $57,958 for the comparable period in 1999. The additional depreciation and amortization was primarily due to the acquisitions of CFPI and CRM, since their acquisitions resulted in intangible assets totaling $1,616,600. These assets are generally being amortized over a 10-year period.

     OPERATING LOSS. Our operating loss for the three-month period ended October 31, 2000 was $1,599,290 compared to an operating loss of $303,633 for the comparable period in 1999. The increase in operating loss is primarily attributable to the selling, general and administrative costs and product costs expensed as compared to revenue deferred in accordance with SAB 101.

     The increase in selling, general and administrative costs is primarily due to $665,929 in selling expenses associated with customer contracts, Further, we experienced increases in professional fees, amortization due to the acquisitions of CRM and CFPI, general expenses of merging operations and building infrastructure.

     Our deferred revenue increased $489,867 from the prior period, which is recognized over the associated contract life. We estimate 90% of the direct costs associated with these contracts are incurred and approximately 70% expensed within 60 days of the contract signing while 83% of the revenue is deferred. Given the significant variance in the accounting principles applied in purchase accounting and those applied in on-going operations, we are experiencing accounting losses than is represented by the approximately break-even cash provided by operating activities of $43,606.

     NON OPERATING INCOME (EXPENSE). Interest expense for the three-month period ended October 31, 2000 increased $59,357 or 247% to $83,381 as compared to $24,024 for the comparable period in 1999. The increase in interest expense relates to the financing of acquisitions. Our interest expense is directly related to our level of borrowings and related interest rates. Interest expense is expected to increase in fiscal 2001 due to the acquisition of CFPI that was completed in May 2000, the acquisition of CRM that was completed in July 2000, and the possibility that we may obtain third-party debt financing to fund operations and development.

     NET LOSS AND NET LOSS PER SHARE. The net loss for the three-month period ended October 31, 2000 was $1,682,671, as compared to $327,657 for the comparable period in 1999. The basic and diluted net loss per share for the three month period ended October 31, 2000 was $0.07, as compared to net loss per share of $0.02 for the comparable period in 1999. The Company has issued options to purchase 3,838,734 shares of its common stock to employees and warrants to Swartz as of October 31, 2000, which could potentially dilute earnings per share in the future.

     LIQUIDITY. Management believes that our business is somewhat seasonal, with average number of customer contracts signed declining in the period beginning at Thanksgiving and ending in the first week of January. The period of January, February and March are high productivity months which generate strong cash flow and profitable operations. We anticipate that sales and profitability will increase significantly during calendar 2001 as we complete the upgrade and integration of our products and operations and expand our sales representatives and marketing activities. These activities and the seasonality impact in December and early January will stretch cash resources, which management plans to alleviate by using the $1.9 million open customer contract receivables as collateral for a short-term line of credit.

     Except for the historical information contained herein, the preceding discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere herein.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     On May 26, 2000, the Federal Trade Commission ("FTC") commenced an investigation against CRM with respect to its past consumer trade practices involving advertising, promotions and sales. To date, no legal action has been filed by the FTC. Our legal counsel is involved in ongoing settlement discussions with the FTC and we currently anticipate that, in order to avoid future costly litigation, we will settle the matter during the fiscal year ending July 31, 2001 by signing a cease and desist order with no admission of liability and paying a relatively small settlement amount. FTC staff and our counsel have agreed to a settlement order which will be signed by CRM (and CBSA) anticipating FTC approval prior to the fiscal year end of July 31, 2001. In the very unlikely event that our settlement discussions are ultimately not successful, we could be required to pay a significant fine, but only if an action is ultimately brought by the FTC and the FTC prevails on the merits.

     On August 1, 2000, the Attorney General of Kansas commenced an investigation against CRM based on a small number of consumer complaints regarding CRM's past consumer trade practices in that state. To date, no legal action has been filed and no allegation of wrongdoing has been made. Our legal counsel has initiated settlement discussions with the Kansas Attorney General and we currently anticipate that, in order to avoid future costly litigation, we will settle the matter during the fiscal year ending July 31, 2001 by signing a cease and desist order with no admission of liability. If our settlement discussions are not successful, we might be fined or other administrative action could be taken, but only if an action is ultimately brought and the Kansas Attorney General prevails on the merits, which we think is unlikely.

     On September 19, 2000, the Attorney General of Minnesota and Mike Hatch filed suit in District Court, Second Judicial District, County of
Ramsey, against CRM alleging deceptive trade practices, consumer fraud and false advertising. The plaintiffs in the case are seeking injunctive and other relief. Our legal counsel is involved in ongoing settlement discussions with the plaintiffs in the case. Based on these discussions we currently anticipate that we will settle the matter by signing a cease and desist order with no admission of liability and by possibly paying a small settlement amount. If our settlement discussions are not successful we might be fined or other administrative action could be taken in the event that the case proceeds and the plaintiffs ultimately prevail on the merits, which we think is not likely.

     The Company is also involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 2.  Changes in Securities

     On October 24, 2000, Jerome M. Lapin, our Chief Executive Officer, exercised options to purchase 100,000 shares of our common stock. The exercise price was $0.275 per share, which yielded $27,500.

     In connection with this issuance we relied on Section 4(2) of the Securities Act of 1933 for exemption from registration. The purchaser is an accredited investor. We affixed an appropriate legend on the stock certificate issued.

Item 3.  Defaults Upon Senior Securities

     Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable.


Item 5.  Other Information

      None.


Item 6.  Exhibits and Reports on Form 8-K

      Exhibits:

           27   Financial Data Schedule - filed herewith electronically


      Reports on Form 8-K:

           We filed a Report on Form 8-K dated July 31, 2000, reporting information under Items 2 and 7 concerning the acquisition of College Resource Management, Inc.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 College Bound Student Alliance, Inc.



Date: December 20, 2000         By: /s/ Jerome M. Lapin
                                         Jerome M. Lapin
                                         Chief Executive Officer



Date: December 20, 2000         By: /s/ John J. Grace
                                         John J. Grace
                                         Chief Financial Officer