Form 10QSB
period 2001-01-31
COLLEGE BOUND STUDENT ALLIANCE INC
filed 2001-03-23
CIK 1103137

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended January 31, 2001


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

                            Yes X             No___


As of February 28, 2001, the Registrant had 25,142,062 shares of common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                    INDEX

                                                                      Page
                                                                      Number

Part I.  Financial Information

     Item I.   Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets as
               of January 31, 2001 and July 31, 2000                    3

               Condensed Consolidated Statements of Operations,
               Three and Six Month Periods Ended January 31,
               2001 and 2000                                            4

               Condensed Consolidated Statements of Cash Flows,
               Six Month Periods Ended January 31, 2001 and 2000        5

               Notes to Condensed Consolidated Financial
               Statements                                            6-11

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations        12-17

Part II.  Other Information

     Item 1.   Legal Proceedings                                       18

     Item 2.   Changes in Securities                                   19

     Item 3.   Defaults Upon Senior Securities                         20

     Item 4.   Submission of Matters to a Vote of Security Holders     20

     Item 5.   Other Information                                       20

     Item 6.   Exhibits and Reports on Form 8-K                        20

                       ITEM I.  FINANCIAL STATEMENTS

                     College Bound Student Alliance, Inc.
                    Condensed Consolidated Balance Sheets
                                (Unaudited)

                                   ASSETS

                                                               January 31, 2001  July 31, 2000
                                                               ----------------  -------------
 Current assets:
      Cash                                                         $  215,293         231,271
      Amounts due from customer contracts acquired                    272,948       1,796,784
      Accounts receivable, net                                         82,009          18,398
      Deferred customer contract expenses                             407,103               -
      Other                                                            81,971          10,340
                                                                   ----------      ----------
           Total current assets                                     1,059,324       2,056,793

 Property and equipment, net                                          422,654         494,791
 Trademarks and licenses, net                                         141,495         175,072
 Intangible and other assets, net                                   2,539,448       2,703,187
                                                                   ----------      ----------

 Total assets                                                      $4,162,921       5,429,843
                                                                   ==========      ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current liabilities:
      Notes payable                                                $  220,040           5,511
      Current maturities of long-term debt to former owners           713,105         803,006
      Current portion of capital lease obligation                      44,467          25,975
      Notes payable and other debt due to related parties             399,346         249,826
      Accounts payable                                                847,350         555,552
      Accrued liabilities                                             781,828         541,130
      Deferred revenue                                              1,374,957         423,640
                                                                   ----------      ----------
           Total current liabilities                                4,381,093       2,604,640

 Long-term liabilities:
      Long-term debt to former owners, less current maturities      2,095,928       2,143,376
      Capital lease obligation, less current portion                   30,762          66,636
                                                                   ----------      ----------
           Total liabilities                                        6,507,783       4,814,652

Stockholders' equity (deficit)
      Common stock, $.001 par value, 40,000,000 shares authorized;
        27,212,718 issued and 25,212,718 outstanding at January 31,
        2001, and 25,483,068 issued and 23,483,068 outstanding at
        July 31, 2000.                                                 25,212          23,482
      Additional paid-in capital                                    3,764,291       3,521,489
      Deferred compensation                                            (4,600)        (22,178)
      Accumulated deficit                                          (6,129,765)     (2,907,602)
                                                                   ----------      ----------
           Total stockholders' equity (deficit)                    (2,344,862)        615,191
                                                                   ----------      ----------
 Total liabilities and stockholders' equity (deficit)              $4,162,921       5,429,843
                                                                   ==========      ==========

  The accompanying notes are an integral part of the condensed consolidated financial statements.

                     College Bound Student Alliance, Inc.
              Condensed Consolidated Statements of Operations
            for the three and six month periods ending January 31
                                (Unaudited)


                                        Three Months Ended           Six Months Ended
                                      January 31,  January 31,   January 31,   January 31,
                                         2001         2000         2001            2000
                                      ----------   ----------    ----------     ----------
Revenue:
   Student services                   $ 1,258,899    264,308      2,041,395      605,933
   Corporate sponsor contributions          5,970     25,000          9,770       25,000
   Other                                        -      6,977            101       24,477
                                       ----------  ---------      ---------     --------

        Total revenue                   1,264,869    296,285      2,051,266      655,410

Cost of services                        1,058,875    225,797      1,634,869      435,087
                                       ----------  ---------      ---------     --------

        Gross profit                      205,994     70,488        416,397      220,323

Selling, general and administrative     1,518,393    332,984      3,193,567      728,494
Depreciation and amortization             158,758     45,507        293,277      103,465
                                       ----------  ---------     ----------    ---------

        Operating loss                 (1,471,157)  (308,003)    (3,070,447)    (611,636)

Interest expense, net                     (81,014)   (29,986)      (164,395)     (54,010)
Other income                               12,679      5,723         12,679        5,723
                                      -----------  ---------     ----------    ---------

             Net loss                $ (1,539,492) (332,266)     (3,222,163)    (659,923)
                                      ===========  ========      ==========     ========

Net loss per share
  - basic and diluted                $       (.07)    (0.02)          (0.14)       (0.04)
                                      ===========  ========      ==========     ========
Weighted average number of common
  shares outstanding
  - basic and diluted                  23,867,317  18,321,150    23,678,997   18,257,252
                                     ============  ==========    ==========   ==========










  The accompanying notes are an integral part of the condensed consolidated financial statements.

                     College Bound Student Alliance, Inc.
                Condensed Consolidated Statements of Cash Flows
                 for the six month periods ending January 31
                                 (Unaudited)


                                                         2001        2000
                                                     -----------   ---------

Net loss                                             $(3,222,163)   (659,923)

Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation and amortization                       293,277     103,465
     Amortization of deferred compensation                17,578           -
     Change in allowance for doubtful accounts           (23,655)      3,725
     Gain on sale of fixed assets                        (12,679)          -


Changes in operating assets and liabilities            2,605,024     413,306
                                                     -----------   ---------

Net cash used by operating activities                   (342,618)   (139,427)
Net cash provided (used) by investing activities          (5,670)      9,588
Net cash provided (used) by financing activities:
     Proceeds (repayments)of advances payable,
       notes payable and long-term debt
       to related parties, net                           305,724     (57,005)
     Common stock issued                                  43,968     119,457
     Payments on capital lease obligations               (17,382)     (3,372)
                                                      ----------    --------
Net cash provided by financing activities                332,310      59,080

Net decrease in cash                                     (15,978)    (70,759)

Cash at beginning of period                              231,271      82,383
                                                      ----------    --------
Cash at end of period                                 $  215,293      11,624
                                                      ==========    ========


Supplemental disclosure of non-cash information-
  during the three months ended January 31, 2001,
  the Company issued common stock to employees and
  a director in lieu of cash compensation             $  200,564           -
                                                      ==========    ========



         The accompanying notes are an integral part of the condensed consolidated financial statements.

                     College Bound Student Alliance, Inc.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        January 31, 2001 (Unaudited)

(1)  Basis of Preparation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 2000.

     In the Company's opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at January 31, 2001 and July 31, 2000, and the results of operations for each of the three and six month periods ended January 31, 2001 and 2000, and cash flows for each of the six month periods ended January 31, 2001 and 2000.

     On July 31, 2000, the Company acquired all of the issued and outstanding common stock of College Resource Management, Inc. ("CRM"). The results of operations of CRM are included in the Company's consolidated financial statements starting August 1, 2000. Accordingly, the prior periods presented are not comparable with the three and six months ended January 31, 2001.

     The operating results for the three and six month periods ended January 31, 2001 are not indicative of the results that may be expected for the year ended July 31, 2001.

(2)  Liquidity

    In May 2000, the Company entered into a common stock put agreement with Swartz Private Equity, LLC that entitles the Company to issue and sell, at the Company's option, common stock for up to an aggregate of $30,000,000, from time to time during a three year period commencing on the effective date of a registration statement, which registration statement has not yet been filed with the Securities and Exchange Commission. Management believes the cash expected to be received from financing of amounts due from customer contracts ($272,948 at January 31, 2001), amounts due from active customer contracts ($1,901,809, net of reserves, at January 31, 2001), the sale of common stock less accelerated debt payments that would be required, expected cash from corporate sponsor contributions, cash expected to be generated from operations, and payment extensions on related party advances, notes and debt, if necessary, will be sufficient to allow the Company to meet non-deferrable obligations through calender 2001. Management also plans to raise bridge financing to fund the upgrades and integration of products and operations, and to expand marketing activities and the number of sales representatives.

                     College Bound Student Alliance, Inc.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        January 31, 2001 (Unaudited)

(3)  Amounts Due From Active Customer Contracts

     As of January 31, 2001, management estimates off-balance sheet amounts due from active customer contracts to be $1,901,809, net of $457,756 for estimated uncollectible accounts. This balance compares to $1,796,784, the fair value of customer contracts acquired in the acquisition of CRM on July 31, 2000.

     During the six month period ended January 31, 2001, $1,523,836 was collected against the $1,796,784 in amounts due from customer contracts acquired in the CRM acquisition. The amounts due from customer contracts acquired reflect the future cash flows of CRM contracts acquired less amounts which are not expected to be collected. Deferred revenue of $118,450 and $353,687, as of January 31, 2001 and July 31, 2000, respectively, relates to the CRM contracts acquired on July 31, 2000 and is reflected at its estimated fair value which was estimated to be the present value of costs that are expected to be incurred to deliver the future services on such contracts plus an allowance for normal profit on those services. Deferred revenue from the acquired CRM contracts is amortized into income over the remaining term of those contracts.

(4) Revenue Recognition

     Revenue is recognized consistent with Staff Accounting Bulletin No. 101 (SAB 101). For customer agreements where there are multiple deliverables and fair value of the deliverables is not determinable, revenue is recognized over the service period on the straight line basis. Prior to January 1, 2001, the multiple deliverables contracts included a service component which was contractually available over the one year contract period. Customers paid the contracted fees at the beginning of the contract, in four equal installments in the first four months of the contract, monthly over the contract period, or weekly over the contract period. For those that paid at the beginning of the contract, revenue is deferred and recognized ratably on a straight-line basis over 12 months. For those that pay over four months, a portion of the first payment is deferred and all payments thereafter are deferred and revenue is recognized ratably on a straight-line basis over the contract period. For those that pay in monthly or weekly installments, revenue is recognized consistent with contractual collections and, accordingly, receivables and deferred revenues are not recognized at contract initiation. Effective January 1, 2001, the Company introduced a new customer agreement that does not contain multiple deliverables. The Company no longer offers the multiple deliverables customer agreements effective January 1, 2001. The new customer agreements obligate the Company to deliver a product called The College Partnership[TM] (the "TCP"). The TCP will typically be delivered within 90 days. Revenue is recognized when the TCP is delivered.

     Management estimates that approximately 90 percent of the direct costs of performing its obligations under the agreements is incurred in the first 60 days after contract initiation. Direct and incremental costs in generating contracts are deferred and recognized over the contract period for multiple deliverables contracts and upon delivery of the TCP for the new contracts.

                     College Bound Student Alliance, Inc.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        January 31, 2001 (Unaudited)

Management estimates that approximately 70 percent of the total direct and indirect costs of performing its obligations are expensed in the first 60 days after contract initiation. Accordingly, expenses recognized historically have been disproportionately high as compared to reported revenue.

     Revenue for services under the multiple deliverables contracts, other than those services offered as a result of the CRM acquisition, are recognized as the services are delivered as the fair value of those services are readily determinable based on established price lists, and there is no continuing service obligation after delivery of the customer selected service.

    The accounting method described above varies from the principles used in valuing the assets and deferred revenue in the acquisition of CRM at July 31, 2000 as provided by APB Opinion 16. Such differences relate principally to the Amounts Due from Customer Contracts Acquired, for which collections are applied against said balances rather than recognized in revenue as collected, and differences in computing deferred revenue during the six month period ended January 31, 2001 as provided by SAB 101. This difference will gradually be eliminated over the remainder of the current fiscal year.

     Given the significant variance in accounting principles applied in purchase accounting versus those applied subsequent to the July 31, 2000 acquisition of CRM, the Company has provided the following supplementary information to assist the reader of the condensed consolidated financial statements in understanding the operating results for the six month period ended January 31, 2001.
                                     Three         Three          Three
                                  Months Ended  Months Ended   Months Ended
                                   January 31,   October 31,      July 31,
                                      2001         2000            2000
                                                               (Predecessor)
                                 -----------   -------------   -------------
Number of CRM contracts sold,
net of cancellations                  2,115           2,646          2,494
                                 ----------      ----------     ----------
Estimated value of CRM contracts
sold, less estimated reserves    $1,763,898      $1,895,289     $1,753,561
                                 ----------      -----------    ----------
Open CRM customer contract
receivables, net of reserves,
at end of period                 $1,901,809      $1,926,000     $1,796,784
                                 ----------      ----------     ----------
Cash collected from CRM
customers in period              $1,746,289      $1,942,261     $1,839,551
                                 ----------      ----------     ----------
Number of open CRM
customer contracts                    6,041           6,360          5,974
                                 ----------      ----------     ----------
Estimated value of contracts
sold, less estimated reserves
for all Company student services $2,162,918      $2,327,675     $2,050,940
                                 ----------      ----------     ----------

                         College Bound Student Alliance, Inc.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        January 31, 2001 (Unaudited)


     The number of weekend workshops vary from quarter to quarter depending on holidays; there were 10, 12 and 9 workshop weekends in the fiscal quarters ended January 31, 2001, October 31, 2000 and July 31, 2000, respectively. Numbers of contracts sold during the three and six months ended January 31, 2001 are comparable to the predecessor Company's prior year.

(5)  Common Stock Issued

     During the three months ended January 31, 2001, the Company issued 66,000 shares of common stock with a fair value of $16,468 to purchase three franchises.

     During the three months ended January 31, 2001, the Company issued 1,563,650 shares of common stock to employees of the Company in lieu of cash compensation with a fair value of $200,564.

     In October 2000, the Chief Executive Officer exercised 100,000 options to purchase common stock of the Company. The exercise price was $0.275 per share yielding the Company $27,500.

(6)   Notes Payable

     During the quarter ended January 31, 2001, three officers of the Company and an unaffiliated investor loaned $120,000 and $140,000, respectively, to the Company for working capital purposes. The notes mature June 2001. Interest, at 14%, is payable quarterly. These promissory notes are included in notes payable and other debt due to related parties.

     The remaining increase in notes payable and other debt due to related parties represents compensation payable, interest payable and other deferrals.

(7)  Net Loss Per Share

     Net loss per share - basic and diluted is computed on the weighted average number of shares of common stock outstanding during the three and six month periods ended January 31, 2001. Basic net loss per share and net loss per share assuming dilution, are the same for the three and six month periods ended January 31, 2001 and 2000, because of the antidilutive effect of stock options and awards when there is a loss.

          Calculation of Weighted Average Shares outstanding

Number of shares at beginning of three month period (10/31/00) 23,583,068 Weighted average shares issued during the three month period
  ended January 31, 2001                                             284,249
Weighted average shares outstanding for the three month period    ----------
  ended January 31, 2001                                          23,867,317
                                                                  ==========

                    College Bound Student Alliance, Inc.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        January 31, 2001 (Unaudited)


          Calculation of Weighted Average Shares outstanding, Cont.

Number of shares at beginning of six month period (7/31/00)       23,483,068
Weighted average shares issued during the six month period
  ended January 31, 2001                                             195,929
Weighted average shares outstanding for the six month period      ----------
  ended January 31, 2001                                          23,678,997
                                                                  ==========


(8)  Deferred Customer Contract Expenses

     Deferred customer contract expenses are comprised of actual sales commissions, production and delivery expenses incurred subsequent to the signing of the customer contract. These expenses represent the direct incremental expenses incurred by the Company related to the fulfillment of customer contracts. The expenses are amortized on the straight-line basis over the twelve-month term of the contract for multiple deliverables contracts and upon delivery of TCP for the new contracts.



(9)  Legal Proceedings

     On May 26, 2000, the Federal Trade Commission ("FTC") commenced an investigation against CRM with respect to its past (prior to the Company's acquisition of it) consumer trade practices involving advertising, promotions and sales. No legal action has been filed by the FTC. FTC staff and the Company's counsel have agreed to a settlement order, which has been signed by CRM and the Company, anticipating FTC approval prior to the fiscal year end of July 31, 2001. This settlement will not have an adverse effect on the business or the Company's financial statements.

     On September 19, 2000, the Attorney General of Minnesota and a private individual filed suit in District Court, Second Judicial District, County of Ramsey, against CRM alleging deceptive trade practices, consumer fraud and false advertising. The plaintiffs in the case are seeking injunctive and other relief. The Company's legal counsel is involved in ongoing settlement discussions with the plaintiffs in the case. Based on these discussions management currently anticipates that the Company will settle the matter by signing a cease and desist order with no admission of liability and by possibly paying a small settlement amount.

                    College Bound Student Alliance, Inc.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        January 31, 2001 (Unaudited)


If settlement discussions are not successful the Company might be fined or other administrative action could be taken in the event that the case proceeds and the plaintiffs ultimately prevail on the merits, which management and the Company's counsel thinks is not likely. Accordingly, no amounts have been accrued.

     On February 19, 2001, a prior owner of CBS-Athletes filed a Petition for Order Directing Arbitration in Circuit Court, Milwaukee County, State of Wisconsin directing the Company to attend court ordered arbitration pertaining to a dispute related to the Company's purchase of all the outstanding stock in College Bound Student-Athletes ("CBS-Athletes"). Payment for the stock was installment based and tied to certain performance thresholds of CBS-Athletes. On February 27, 2001, the Company formally advised the previous owner that the purchase price was overvalued as of the purchase date, that remaining performance thresholds have not been met and, therefore, the corresponding performance payments are not due, and that the return of previous payments to him may be required. Although the Company believes it has meritorious defenses to the claims asserted by the previous owner, the Company has accounted for the full purchase price amount of this acquisition (except for certain additional payments for incentives which the previous owner claims are due to him) and the Company believes that a credit on the purchase price may be due if it prevails. Accordingly, no accrual is deemed necessary.

     On February 23 and February 28, the Company terminated a former owner of CBS-Athletes' consulting agreement and a former employee of CBS-Athletes' employment agreement, respectively. On March 1, 2001, the Company filed suit against the former owner and former employee (the "Defendants") in District Court, Arapahoe County, State of Colorado, alleging breach of contract, breach of covenant of good faith and fair dealing, breach of fiduciary duty, aiding and abetting a breach of a fiduciary duty, civil conspiracy by Defendants and requesting exemplary damages, actual damages, attorneys fees and other relief deemed proper by the Court. Management believes that the Company will prevail and accordingly no amounts have been accrued. However, if the Company does not prevail on the merits of this case, the Company may be required to pay damages or court fees.

     On March 1, 2001, a former employee of CBS-Athletes filed suit against the Company in Circuit Court, Ozaukee County, State of Wisconsin, alleging breach of executive employment agreement and seeks money damages in the amount of $540,000.00 plus attorney fees and other costs. The Company terminated the agreement with the Plaintiff pursuant to the terms of the agreement. The Company believes that it has meritorious defenses as to the entire amount sought. Accordingly, no amounts have been accrued. However, if Plaintiff prevails the Company may be required to pay damages.

     The Company is also involved in claims, legal actions, regulatory inquiries and investigations arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                                     ITEM 2
                      College Bound Student Alliance, Inc.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

     College Bound Student Alliance, Inc. (CBSA) is a full-service education and career preparation company. CBSA's breadth of services and products combined with the experience of helping over 100,000 students achieve their higher education dreams make it a market leader. The Company offers customers a comprehensive set of service and product offerings that focus on helping students and families achieve their career and higher educational goals.

     CBSA primarily provides career assessment, college preparation and admissions services to high school students and their families as they plan and prepare for the student's future education. Services include career counseling, career assessment, SAT/ACT preparation courses, college financial planning and college selection.

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

     Results of operations for the three and six month periods ended January 31, 2001 are affected by an inherent mismatch of revenue and expenses and are not indicative of the trend of the results for the year. As described in Note 4 to the Condensed Consolidated Financial Statements, estimated revenues of contracts sold for the three and six month periods ended January 31, 2001 were $2,162,918 and $4,490,593 as compared to reported revenues of $1,258,899 and $2,041,395, respectively. This difference is caused principally by the policy of deferring and recognizing revenues monthly on contracts sold during the periods. Also, beginning January 1, 2001, the Company upgraded its services and amended its contracts which resulted in no recognition of revenue until the service is delivered (including sales for the month of January) expected to be within 60 to 90 days of contract signing. This deferred recognition of revenue to future periods had a significant adverse impact on operating results for the three and six month periods ended January 31, 2001, as the Company incurred and recorded approximately 70% of its costs relating to contracts sold prior to January 1, 2001, while it recorded only 17% of the related contract value in revenues. Accordingly, operating loss and net loss in the third and fourth fiscal quarters are expected to be significantly less than the first and second quarters. The remaining impact of this mismatch of revenues and expenses should be gradually eliminated in the first half of fiscal 2002.

     The balance of the operating losses for the three and six months ended January 31, 2001 are due to: a) unusually high professional fees of approximately $85,000 and $330,000, respectively, relating principally to the Company's initial SEC registration filings; b) amortization of assets and debt interest relating to acquisitions of approximately $160,000 and $300,000, respectively; c) costs relating to building infrastructure; d) merging operations; e) expanding, reorganizing, and upgrading the service offerings and related marketing expenses; and f) lower seasonal sales in the Company's second fiscal quarter ending January 31, 2001. The Company's principle operation operates at a pre-tax profit margin of about 16% before corporate expenses.


FINANCIAL CONDITION AS OF JANUARY 31, 2001 AS COMPARED TO JULY 31, 2000

     Total assets have decreased from $5,429,843 at July 31, 2000 to $4,162,921 for a change of $1,266,922 at January 31, 2001. The reduction was primarily due to a decrease of $1,523,836 from collections of amounts due from customer contracts acquired, offset in part by an increase in deferred customer contract expenses of $407,103 . The remaining decrease in total assets is primarily due to the amortization and depreciation of long-term assets.

     Total liabilities increased from $4,814,652 at July 31, 2000 to $6,507,783 at January 31, 2001. Current liabilities increased from
$2,604,640 at July 31, 2000 to $4,381,093 at January 31, 2001.  The increase in current liabilities is primarily a result of: a) an increase of $951,317 from July 31, 2000 due to receipts of cash for customer contracts prior to delivery of the services during the six months ended January 31, 2001; b) an increase in current notes payable and other debt due to related parties for $260,000 working capital loans provided by three officers and an unaffiliated investor and officer salary deferrals and interest; c) an increase in accounts payable primarily due to higher sales volume, professional fees relating to SEC filings and increased payables relating to extending the timing of payments to certain vendors; and, d) an increase in accrued liabilities of $240,698, $125,000 in deferred rent and due primarily due to salary deferrals, deferred royalties and accrued interest on notes payable. The balance sheet also reflects a decrease in long-term debt from $2,946,382 at July 31, 2000 to $2,809,033 at January 31, 2001 which is primarily due to payments on the notes issued in connection with the CBS-Athletes, CRM and College Foundation Planners, Inc. ("CFPI") acquisitions.

     Stockholders' equity decreased from $615,191 at July 31, 2000 to a deficit of $2,344,862 at January 31, 2001 primarily because of the net loss during the six month period ended January 31, 2001.

     As of January 31, 2001, the Company has a working capital deficit of $3,321,769. Management plans to manage the deficit through deferring certain management salaries, pledging amounts due from open customer contracts, using cash expected to be produced from third quarter operations including collections on open customer contract amounts (net balance $1,901,809 at January 31, 2001) and accessing the Swartz equity line of credit (discussed in Form 10-KSB for the fiscal year ended July 31, 2000).

     A large portion, $455,000, of current long-term debt matures in March 2001 associated with the acquisition of CBS-Athletes. The Company recently completed a review of purchase price adjustments provided for in the CBS-Athletes acquisition agreement and concluded no further payments are due, and that a refund of prior payments may be due from the sellers to the Company. The former owners disagree with the Company's assessment and have filed for arbitration under the Agreement. The Company cannot predict the outcome or timing of the resolution of this matter.

RESULTS OF OPERATIONS: THREE AND SIX MONTH PERIODS ENDED JANUARY 31, 2001 VERSUS JANUARY 31, 2000

     GENERAL. The acquisition of College Resource Management, Inc. has dramatically affected the Company's revenue and expense recognition methods and activity levels. The Company recognizes contract fee revenue from students on a straight-line basis over the twelve-month term of the contracts with multiple deliverables. Customers have the option to pay the full contract price when the contract is signed, in four equal installments payable the first four months of the contract, in twelve equal monthly installments or in weekly installments over one year. Customers have the right to cancel the contract for a full refund within three days. Amounts due under contracts are not recorded until cash is received. If a customer paying in four equal installments cancels their contract, all deferred revenue at that time is recognized as revenue. If a customer is paying in equal monthly or weekly installments, the revenue is recognized as the payments are received. Effective January 1, 2001, the Company introduced a new customer agreement that does not contain multiple deliverables. The Company no longer offers the multiple deliverables customer agreements effective January 1, 2001. The new customer agreements obligate the Company to deliver a product called TCP. The TCP will typically be delivered within 90 days. Revenue is recognized when the TCP is delivered.

     Deferred revenue is recorded for cash received in advance for services the Company is obligated to perform. In addition, at January 31, 2001, the Company had $118,450 of deferred revenue remaining from the acquisition of CRM. Direct workshop marketing costs, which are included in selling, general and administrative expenses in the statement of operations, are expensed prior to delivering the products to customers. Those costs include obtaining potential customer lists, invitations to customers, postage, travel and marketing representative fees which represents approximately 50% of the revenue it produces and approximately 60% of the total costs. For the contracts included in deferred revenue, these costs have already been expensed. After the customer signs the contract the remaining service to fulfill the Company's contractual obligation include producing The College Action Plan [TM](the "CAP") and continuing support as discussed below.

     The CAP contract is a multiple deliverable arrangement with two service elements; 1) a tailored profile (CAP) to assist the client in selecting a college and 2) continuing support, generally for a one year period, in assisting clients in understanding the output as presented in the CAP, guidance in the college application process and assistance in identifying sources of educational financial assistance. These services are not separately priced nor can customers select only one service. The CAP is generally delivered approximately 60 days after initiation of the client contract. Approximately 90% of direct costs and 70% of total cost are incurred and expensed within 60 days of the contract signing, although approximately 83% of the revenue is deferred after 60 days.

     Beginning January, 2001 the Company offered a new enhanced service named the TCP, replacing the CAP, and which has no one year service option. Revenue will be recognized upon delivery of the plan, expected to be within 90 days after contract signing.

     Student services revenue represents revenue from contracts recognized over the twelve-month period of the contract for the multiple deliverable contracts and upon delivery for the TCP contracts. Corporate sponsor contributions, which are not restricted as to use by the sponsor, are recognized as revenue when received. Management believes that the Company's business is somewhat seasonal, with average customer contracts signed declining in the period beginning at Thanksgiving and ending at the New Year's holiday. Cash collections are directly related to the number of customer contracts signed not to the amount of revenue recognized in the period.

     REVENUE. For the three and six month periods ended January 31, 2001, respectively, the Company signed 2,115 and 4,761 customer contracts, net of cancellations, which are comparable to the predecessor Company's (CRM)prior year. Customer contracts result in student service revenues being recognized over the contract period.

     Student services revenue increased $994,591 or 376% and $1,435,462 or 237% for the three and six month periods ended January 31, 2001 to $1,258,899 and $2,041,395, respectively, from $264,308 and $605,933, respectively, for the comparable periods in 2000, primarily as a result of the acquisition of College Resource Management, Inc. (CRM) on July 31, 2000. Revenue from student services is expected to increase in fiscal 2001 as the marketing and selling of other products is included in the CRM workshop marketing channel, leads increase, the number of representatives grows and the sales per representative increases.

     The Company has recently experienced substantial growth; however, there can be no assurance that growth will continue at historical rates or at all. The Company's ability to generate increased revenue and achieve profitability will depend upon its ability to increase sales through development and/or acquisition of new products, expanding and upgrading the number of sales representatives, further developing the workshop program and designing an effective Internet commerce site. The Company's ability to expand and develop these channels depends on a number of factors beyond its control, including general business and economic conditions. Expansion and development of existing and additional marketing and distribution channels will also depend, in part, upon the Company's ability to secure additional financial resources, technology, expertise and staff.

     Corporate sponsor contributions were $5,970 and $9,770, respectively, for the three and six month periods ended January 31, 2001, as compared to $25,000 for the three and six month periods ended January 31, 2001.

     Other revenue decreased primarily because of changes regarding the policy of charging for training the franchise sales force.

     COST OF SERVICES. The cost of services for the three and six month periods ended January 31, 2001 increased $833,078 or 369%, and $1,199,782, or 276%, respectively, from comparable periods in 2000. The increase in cost of services is primarily attributable to the added operations of CRM and CFPI and the related increase in student services revenue. As a percentage of student services revenue, cost of services was 84% and 80% for the three and six month periods ended January 31, 2001, respectively, compared to 85% and 72%, respectively, for the same periods in 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,185,409 or 356%, and $2,465,073, or 338% for the three and six month periods ended January 31, 2001, respectively, as compared to the same periods in 2000. The increase results from the selling and operating expenses of CRM and CFPI, legal expenses, accounting and auditing expenses, SEC filing related expenses and additional compensation for new staff. Because of increased management, staff and cost of new technology, general and administrative expenses are expected to increase in the future. Operating expenses are expected to increase in absolute dollars and continue at their current or a somewhat lower percentage of revenue due to the integration of CRM and CFPI, development of new products, and efforts to develop processing and production methodologies to increase the gross margin of each product.

     Results have also been affected by the costs associated with the integration of operational and administrative functions and building infrastructure for future expansion. There can be no assurance that the Company will be able to successfully integrate the businesses it has acquired or integrate them in a timely manner in accordance with the strategic objectives. Failure to integrate acquired businesses effectively and efficiently could have a material adverse effect on the business, financial condition, results of operations and liquidity.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $113,251 or 249% and $189,812, or 183% for the three and six month periods ended January 31, 2001, respectively, as compared to the same periods in 2000. The additional depreciation and amortization was primarily due to the acquisitions of CFPI and CRM, since their acquisitions resulted in intangible assets totaling $1,616,600. These assets are primarily being amortized over a 10-year period.

     OPERATING LOSS. Operating loss for the three and six month periods ended January 31, 2001 was $1,471,157 and $3,070,447 respectively, compared to an operating loss of $308,003 and $611,636, respectively, for the comparable periods in 2000. The increase in operating loss is primarily attributable to:
a) an increase in revenue deferral on contracts sold during the periods for which a majority of the expenses were recorded, b) $951,317 increase in deferred revenue, c) an increase in selling expenses associated with CRM, d) increased legal, accounting and auditing fees in connection with the Company's SEC filings e) increased amortization due to the acquisitions of CRM and CFPI,
f) costs of merging operations and building infrastructure, and g) higher investor and public relations expenses. Management anticipates generating positive cash flows from operations during the third quarter of the fiscal year ending July 31, 2001.

     NON-OPERATING INCOME (EXPENSE). Interest expense for the three and six month periods ended January 31, 2001 increased $51,028, or 170%, and $110,385, or 204%, respectively, from the comparable periods in 2000. The increase in interest expense primarily relates to the financing of acquisitions. Interest expense is directly related to the level of borrowings and related interest rates. Interest expense is expected to increase in fiscal 2001 due to the acquisition of CFPI that was completed in May 2000, the acquisition of CRM that was completed in July 2000 and the possibility that the Company may obtain third-party debt financing to fund operations and development.


     NET LOSS AND NET LOSS PER SHARE. The net loss for the three and six month periods ended January 31, 2001 was $1,539,492 and $3,222,163 respectively, as compared to $332,266 and $659,923, respectively, for the comparable periods in 2000. The basic and diluted net loss per share for the three and six month periods ended January 31, 2001 was $0.07 and $0.14, as compared to net loss per share of $0.02 and $0.04, respectively, for the comparable periods in 2000. The Company has issued options to purchase 3,838,734 shares of its common stock to employees and warrants to Swartz as of January 31, 2001, which could potentially dilute earnings per share in the future.

     LIQUIDITY. Management believes that the business is somewhat seasonal, with average number of customer contracts signed declining in the period beginning at Thanksgiving and ending in the first week of January. The months of January, February and March are high productivity months which historically have generated strong cash flow and profitable operations. Management anticipates that sales and profitability will increase significantly during calendar 2001 as the upgrade and integration of products and operations are completed and sales representatives and marketing activities are expanded. These activities and the seasonality impact in November, December and early January has stretched cash resources, which management plans to alleviate by raising bridge financing until the Company generates positive cash flows from operations and/or the Company avails itself of the equity line of credit.

     Except for the historical information contained herein, the preceding discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere herein.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     On May 26, 2000, the Federal Trade Commission ("FTC") commenced an investigation against CRM with respect to its past (prior to our acquisition of it) consumer trade practices involving advertising, promotions and sales. No legal action has been filed by the FTC. FTC staff and our counsel have agreed to a settlement order, which has been signed by CRM (and CBSA) anticipating FTC approval prior to the fiscal year end of July 31, 2001. This settlement will not have an adverse effect on the business or the Company's financial statements.

     On September 19, 2000, the Attorney General of Minnesota and Mike Hatch filed suit in District Court, Second Judicial District, County of Ramsey, against CRM alleging deceptive trade practices, consumer fraud and false advertising. The plaintiffs in the case are seeking injunctive and other relief. Our legal counsel is involved in ongoing settlement discussions with the plaintiffs in the case. Based on these discussions management currently anticipates that we will settle the matter by signing a cease and desist order with no admission of liability and by possibly paying a small settlement amount. If settlement discussions are not successful and the case proceeds and the plaintiffs ultimately prevail on the merits, which management and our counsel thinks is not likely, we may be fined or other administrative action could be taken. Accordingly, no amounts have been accrued.

     On February 19, 2001, Mr. Wayne Gemas filed a Petition for Order Directing Arbitration in Circuit Court, Milwaukee County, State of Wisconsin directing us to attend court ordered arbitration pertaining to a dispute related to our purchase of all the outstanding stock in College Bound Student-Athletes ("CBS-Athletes"), then owned by Mr. Gemas. Payment for the stock was installment based and tied to certain performance thresholds of CBS-Athletes. On February 27, 2001 we formally advised Mr. Gemas that the purchase price was overvalued as of the purchase date, that the remaining performance thresholds have not been met and, therefore, the corresponding performance payments are not due, and that a return of previous payments to him may be required. Although we believe we have meritorious defenses to the claims asserted by Mr. Gemas, we have accounted for the full purchase price amount of this acquisition (except for certain additional payments for incentives which Mr. Gemas claims are due to him) and we believe that a credit on the purchase price may be due to us if we prevail. Accordingly, no amounts have been accrued.

     On February 23 and February 28, we terminated Wayne Gemas' consulting agreement and Kevin Gemas' employment agreement, respectively. On March 1, 2001, we filed suit against Mr. Wayne Gemas and Mr. Kevin Gemas in District Court, Arapahoe County, State of Colorado, alleging breach of contract, breach of covenant of good faith and fair dealing, breach of fiduciary duty, aiding and abetting a breach of a fiduciary duty, civil conspiracy by the Gemas' and requested exemplary damages, actual damages, attorneys fees and other relief deemed proper by the Court. Management believes that we will prevail and accordingly no amounts have been accrued. However, if we do not prevail on the merits of this case, we may be required to pay damages or court fees.

     On March 1, 2001, Mr. Kevin Gemas filed suit against us in Circuit Court, Ozaukee County, State of Wisconsin, alleging breach of executive employment agreement and seeks money damages in the amount of $540,000.00 plus attorney fees and other costs. We terminated the agreement with Plaintiff pursuant to the terms of the agreement. We believe that we have meritorious defenses as to the entire amount sought. Accordingly, no amounts have been accrued. However, if Plaintiff prevails we may be required to pay damages.

     The Company is also involved in claims, legal actions, regulatory inquiries and interpretations arising in the ordinary course of business. and is also the subject of investigations in the States of Kansas and Illinois. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 2.  Changes in Securities

     During the quarter we issued 9,600 and 684,000 shares of common stock to Mr. Jerome Lapin in exchange for services valued at $2,400 and $85,500, respectively. These issuances were effective October 24, 2000 and January 11, 2001, respectively.

     During the quarter we issued 36,023, 35,313, and 658,333 shares of common stock to Mr. John J. Grace in exchange for services valued at $4,203, $4,413, and $82,292, respectively. These issuances were effective November 30, 2000, December 31, 2000 and January 11, 2001, respectively.

     During the quarter we issued 80,000 shares of common stock to Dr. Janice Jones in exchange for services valued at $10,000. This issuance was effective January 11, 2001.

     During the quarter we issued 35,381 shares of common stock to Mr. Anthony
L. Shouse in exchange for services valued at $4423. This issuance was effective January 11, 2001.

     During the quarter we issued 25,000 shares of common stock to Mr. Harris Ravine in exchange for services valued at $7,030. This issuance was effective August 9, 2000.

     During the quarter we issued an aggregate of 66,000 shares to three individuals for the repurchase of our franchises with an aggregate value of $16,468.

     With respect to these transactions, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. The investors were given complete information concerning the Company. The appropriate restrictive legend was placed on the certificates and stop transfer instructions were issued to the transfer agent.

Item 3.  Defaults Upon Senior Securities

     Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     Exhibits:

       None.

     Reports on Form 8-K:

       None.












                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 College Bound Student Alliance, Inc.



Date: March 23, 2001             By: /s/ Jerome M. Lapin
                                       Jerome M. Lapin
                                       Chief Executive Officer



Date: March 23, 2001             By: /s/ John J. Grace
                                       John J. Grace
                                       Chief Financial Officer