Form 10QSB
period 2001-04-30
COLLEGE BOUND STUDENT ALLIANCE INC
filed 2001-06-19
CIK 1103137

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 30, 2001


                         Commission File Number: 0-30323


                      College Bound Student Alliance, Inc.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                          84-1416023
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                      333 South Allison Parkway, Suite 100
                          Lakewood, Colorado 80226-3115
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)


                                 (303) 804-0155
                           ---------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes X            No___


As of April 30, 2001, the Registrant had 25,142,062 shares of common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):    Yes__       No X

                                      INDEX

                                                                          Page
                                                                         Number

Part I.    Financial Information

         Item I.  Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets as
                  of April 30, 2001 and July 31, 2000                      3

                  Condensed Consolidated Statements of Operations,
                  Three and Nine Month Periods Ended April 30,
                  2001 and 2000                                             4

                  Condensed Consolidated Statements of Cash Flows,
                  Nine Month Periods Ended April 30, 2001 and 2000          5

                  Notes to Condensed Consolidated Financial
                  Statements                                                6-11

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             12-17

Part II.       Other Information

         Item 1.  Legal Proceedings                                         18-19

         Item 2.  Changes in Securities                                     19

         Item 3.  Defaults Upon Senior Securities                           19

         Item 4.  Submission of Matters to a Vote of Security Holders       19

         Item 5.  Other Information                                         19

         Item 6.  Exhibits and Reports on Form 8-K                          19


                          ITEM I. FINANCIAL STATEMENTS
                      College Bound Student Alliance, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                     ASSETS
                                                                   APRIL 30, 2001      JULY 31, 2000
                                                                   --------------      --------------
Current assets:
         Cash                                                        $   92,073           $  231,271
         Amounts due from customer contracts acquired                   165,000            1,796,784
         Accounts receivable, net                                       335,031               18,398
         Deferred customer contract expenses                            755,638                    -
         Inventory                                                      111,025                    -
         Other                                                                -               10,340
                                                                     ----------           ----------

                  Total current assets                                1,458,767            2,056,793

         Property and equipment, net                                    401,872              494,791
         Trademarks and licenses, net                                   125,675              175,072
         Intangible and other assets, net                             2,111,822            2,703,187
                                                                     ----------           ----------

Total assets                                                         $4,098,136           $5,429,843
                                                                     ==========           ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
         Notes payable                                              $   145,040          $     5,511
         Current maturities of long-term debt to former owners          837,438              803,006
         Current portion of capital lease obligation                     37,939               25,975
         Notes payable and other debt due to related parties            320,258              249,826
         Accounts payable                                               879,404              555,552
         Accrued liabilities                                          1,071,860              541,130
         Deferred revenue                                             2,099,911              423,640
                                                                    -----------          -----------

                  Total current liabilities                           5,391,849            2,604,640
Long-term liabilities:
         Long-term debt to former owners, less current maturities     2,008,069            2,143,376
         Capital lease obligation, less current portion                  43,016               66,636
                                                                    -----------          -----------

         Total liabilities                                            7,442,935            4,814,652

Stockholders' equity (deficit)
         Common stock $0.001 par value, 40,000,000 shares
           authorized: 27,142,062 issued and 25,142,062
           outstanding at April 30, 2001, and 25,483,068 issued
           and 23,483,068 outstanding at July 31, 2000                   25,141               23,482
         Additional paid-in capital                                   3,746,698            3,521,489
         Deferred compensation                                              -                (22,178)
         Accumulated deficit                                         (7,116,637)          (2,907,602)
                                                                    -----------          -----------


                  Total stockholders' equity (deficit)               (3,344,798)             615,191
                                                                    -----------          -----------


Total liabilities and stockholders' equity (deficit)                $ 4,098,136          $ 5,429,843
                                                                    ===========          ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                      College Bound Student Alliance, Inc.
                 Condensed Consolidated Statements of Operations
              for the three and nine month periods ending April 30
                                   (Unaudited)


                                                               Three Months Ended                    Nine Months Ended
                                                            April 30,         April 30,          April 30,          April 30,
                                                              2001              2000               2001               2000
                                                           ----------        ----------         ----------         ----------
Revenue:
         Student services                                  $  1,779,135      $    382,467      $  3,820,530      $    988,400
         Corporate sponsor contributions                         25,575           510,665            35,345           535,665
         Other                                                      450           (20,893)              551             3,584
                                                           ------------      ------------      ------------      ------------
                  Total revenue                               1,805,160           872,239         3,856,426         1,527,649

         Cost of services                                       373,001           308,314         1,065,740           743,401
                                                           ------------      ------------      ------------      ------------

         Gross profit                                         1,432,159           563,925         2,790,686           784,248

         Selling, general and administrative                  2,240,801           408,905         6,376,501         1,131,676
         Depreciation and amortization                           95,794            62,245           389,068           165,710
                                                           ------------      ------------      ------------      ------------

         Operating income (loss)                               (904,436)           92,775        (3,974,883)         (513,138)

Interest expense, net                                           (82,436)          (15,397)         (246,831)          (69,407)
Other income                                                          -                 -            12,679                 -
                                                           ------------      ------------      ------------      ------------

                  Net income (loss)                        $   (986,872)     $     77,378      $ (4,209,035)     $   (582,545)
                                                           ============      ============      ============      ============

Net income (loss) per share
         - basic and diluted                               $      (0.04)     $       0.00      $      (0.17)     $      (0.03)
                                                           ============      ============      ============      ============

Weighted average number of common shares outstanding -
basic and diluted                                            25,157,940        19,188,227        24,161,144        18,863,459
                                                           ============      ============      ============      ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                      College Bound Student Alliance, Inc.
                 Condensed Consolidated Statements of Cash Flows
                   for the Nine Month Periods Ended April 30
                                   (Unaudited)


                                                                                       2001              2000
                                                                                    ----------        ---------
Net loss                                                                           $(4,209,035)      $(582,545)

Adjustments to reconcile net loss to net cash used in operating activities:
                  Depreciation and amortization                                        389,068          165,710
                  Amortization of deferred compensation                                 22,178                -
                  Change in allowance for doubtful accounts                             67,421          (28,000)
                  Gain on sale of fixed assets                                         (12,679)               -
                  Non-cash stock issuances                                                   -          233,407

Changes in operating assets and liabilities                                          3,981,727          (74,598)
                                                                                   -----------      -----------

Net cash used by operating activities                                                 (238,680)        (286,026)
Net cash provided (used) by investing activities                                       (20,958)        (120,823)
Net cash provided (used) by financing activities:
         Proceeds (repayments)of advances payable,
                  notes payable and long-term debt
                  to related parties, net                                              109,086         (209,447)
         Common stock issued                                                            43,968        1,083,780
         Repayments on capital lease obligations                                       (11,656)          (3,372)
                                                                                   -----------      -----------

Net cash provided by financing activities                                              120,440          870,961

Net increase (decrease) in cash                                                       (139,198)         464,112

Cash at beginning of period                                                            231,271           82,383
                                                                                   -----------      -----------

Cash at end of period                                                              $    92,073      $   546,495
                                                                                   ===========      ===========
Supplemental disclosure of non-cash information-
         during the three months ended January 31, 2001,
         the Company issued common stock to employees
         and a director in lieu of cash compensation                               $   200,564      $         -
                                                                                   ===========      ===========
         during the three months ended April 30, 2001,
         the Company cancelled shares previously issued
         in lieu of cash compensation                                              $   (17,664)     $         -
                                                                                   ===========      ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                      College Bound Student Alliance, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           April 30, 2001 (Unaudited)

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

         In the Company's opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at April 30, 2001 and July 31, 2000, and the results of operations for each of the three and nine month periods ended April 30, 2001 and 2000, and cash flows for each of the nine month periods ended April 30, 2001 and 2000.

         On July 31, 2000, the Company acquired all of the issued and outstanding common stock of College Resource Management, Inc. (CRM). The results of operations of CRM are included in the Company's consolidated financial statements starting August 1, 2000. Accordingly, the prior periods presented are not comparable with the three and nine months ended April 30, 2001.

         The operating results for the three and nine month periods ended April 30, 2001 are not indicative of the results that may be expected for the year ended July 31, 2001.

(2)  Liquidity

         In May 2000, as amended in June 2001, the Company entered into a common stock put agreement with Swartz Private Equity, LLC that entitles the Company to issue and sell, at the Company's option, common stock for up to an aggregate of $30,000,000, from time to time during a three year period commencing on the effective date of a registration statement, which registration statement has not yet been filed with the Securities and Exchange Commission. Management believes the cash expected to be received from financing amounts due from active customer contracts ($3,228,561, net of reserves, at April 30, 2001), the sale of common stock less accelerated debt payments that will be required, expected cash from corporate sponsor contributions, cash expected to be generated from operations, and payment extensions on related party advances, notes and debt, if necessary, will be sufficient to allow the Company to meet non-deferrable obligations through calendar 2001. Management also plans to raise bridge financing to fund the upgrades and integration of products and operations, and to expand marketing activities and the number of sales representatives.

                      College Bound Student Alliance, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           April 30, 2001 (Unaudited)

(3)  Amounts Due From Active Customer Contracts

         As of April 30, 2001, management estimates amounts due from active customer contracts, including off-balance sheet amounts, to be $3,228,561, net of reserves. This balance compares to $1,796,784, net of reserves at July 31, 2000.

         During the nine month period ended April 30, 2001, $1,970,490 was collected against the $2,135,490 in amounts due from customer contracts acquired in the CRM acquisition. The amounts due from customer contracts acquired reflect the future cash flow of CRM contracts acquired less amounts which are not expected to be collected. At April 30, 2001, collections and expected future collections exceeded the estimated net value of the contracts at the date of purchase by approximately $338,000 and goodwill was reduced accordingly. Deferred revenue of $59,225 and $353,687 as of April 30, 2001 and July 31,
2000, respectively, relates to the CRM contracts acquired on July 31, 2000 and is reflected at its estimated fair value which was estimated to be the present value of costs that are expected to be incurred to deliver the future services on such contracts plus an allowance for normal profit on those services. Deferred revenue from the acquired CRM contracts is amortized into income over the remaining term of those contracts.

(4) Revenue Recognition

         Revenue is recognized consistent with Staff Accounting Bulletin No. 101 (SAB 101). For customer agreements where there are multiple deliverables and fair value of the deliverables is not determinable, revenue is recognized over the service period on the straight line basis. Prior to January 1, 2001, the multiple deliverables contracts included a service component which was contractually available over the one year contract period. Customers paid the contracted fees at the beginning of the contract, in four equal installments in the first four months of the contract, monthly over the contract period, or weekly over the contract period. For those that paid at the beginning of the contract, revenue is deferred and recognized ratably on a straight-line basis over 12 months. For those that pay over four months, a portion of the first payment is deferred and all payments thereafter are deferred and revenue is recognized ratably on a straight-line basis over the contract period. For those that pay in monthly or weekly installments, revenue is recognized consistent with contractual collections and, accordingly, receivables and deferred revenues are not recognized at contract initiation. Effective January 1, 2001, the Company introduced a new customer agreement that does not contain multiple deliverables. The Company no longer offers the multiple deliverables customer agreements effective January 1, 2001. The new customer agreements obligate the Company to deliver a product called The College Action Plan (CAP). The CAP is typically delivered within 90 days. Revenue is recognized when the CAP is delivered.

         Management estimates that approximately 90 percent of the direct costs of performing its obligations under the agreements is incurred in the first 60 days after contract initiation. Direct and incremental costs in acquiring contracts are deferred and recognized over the contract period for multiple deliverables contracts and upon delivery of The College Partnership(TM) for the new contracts. Management estimates that approximately 70 percent of the total direct and indirect costs of performing its obligations are expensed in the first 60 days after contract initiation. Accordingly, expenses recognized historically have been disproportionately high as compared to reported revenue.

                      College Bound Student Alliance, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           April 30, 2001 (Unaudited)

         Revenue for services under the multiple deliverables contracts, other than those services offered as a result of the CRM acquisition, are recognized as the services are delivered as the fair value of those services are readily determinable based on established price lists, and there is no continuing service obligation after delivery of the customer selected service.

         The accounting method described above varies from the principles used in valuing the assets and deferred revenue in the acquisition of CRM at July 31, 2000 as provided by APB Opinion 16. Such differences relate principally to the Amounts Due from Customer Contracts Acquired, for which collections are applied against said balances rather than recognized in revenue as collected, and differences in computing deferred revenue during the nine month period ended April 30, 2001 as provided by SAB 101. This difference will gradually be eliminated over the remainder of the current calendar year.

         Given the significant variance in accounting principles applied in purchase accounting versus those applied subsequent to the July 31, 2000 acquisition of CRM, the Company has provided the following supplementary information to assist the reader of the condensed consolidated financial statements in understanding the operating results for the nine month period ended April 30, 2001.

                                              Three                Three               Three               Three
                                          Months Ended          Months Ended        Months Ended        Months Ended
                                            April 30,           January 31,          October 31,          July 31,
                                              2001                  2001                2000                2000
                                                                                                       (PREDECESSOR)
                                          ------------          ------------        ------------       -------------
Number of TCP contracts sold, net of
cancellations                                    3,692                2,115              2,646                2,494
                                            ----------           ----------         ----------           ----------

Estimated value of TCP contracts sold,
less estimated reserves                     $3,296,612           $1,763,898         $1,895,289           $1,753,561
                                            ----------           ----------         ----------           ----------

Open TCP customer contract receivables,
net of reserves                             $3,228,561           $1,901,809         $1,926,000           $1,796,784
                                            ----------           ----------         ----------           ----------

Cash collected from TCP customers in
period                                      $2,397,361           $1,746,289         $1,942,261           $1,839,551
                                            ----------           ----------         ----------           ----------

Number of open TCP customer contracts            7,205                6,041              6,360                5,974
                                            ----------           ----------         ----------           ----------

Estimated value of contracts sold, less
estimated reserves for all company
student services                            $3,604,248           $2,162,918         $2,327,675           $2,050,940
                                            ----------           ----------         ----------           ----------

         The number of weekend workshops vary from quarter to quarter depending on holidays; there were 12, 10, 12 and 9 workshop weekends in the fiscal quarters ended April 30, 2001, January 31, 2001, October 31, 2000, and July 31, 2000, respectively. Numbers of contracts sold during the three and nine months ended April, 2001 are higher then the predecessor Company's prior year due to a higher unit selling price and higher unit sales volume occurring with the introduction of an upgraded service package beginning January 1, 2001.

                      College Bound Student Alliance, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           April 30, 2001 (Unaudited)

(5)  Common Stock Changes

         During the three months ended April 30, 2001, 70,656 shares previously issued in lieu of cash compensation of approximately $17,664 were canceled in settlement of a dispute.

(6)  Net Income (Loss) Per Share

         Net loss per share - basic and diluted is computed on the weighted average number of shares of common stock outstanding during the three and nine month periods ended April 30, 2001. Basic net loss per share and net loss per share assuming dilution, are the same for the three and nine month periods ended April 30, 2001 and 2000, because of the antidilutive effect of stock options and awards when there is a loss.

         Calculation of Weighted Average Shares Outstanding

Number of shares at beginning of three month period (01/31/01)                  25,212,718
Weighted average shares cancelled during the three month period
         ended April 30, 2001                                                      (54,778)
                                                                                ----------
Weighted average shares outstanding for the three month period
         ended April 30, 2001                                                   25,157,940
                                                                                ==========

Number of shares at beginning of nine month period (07/31/00)                   23,483,068
Weighted average shares issued during the nine month period
         ended April 30, 2001                                                      678,076
                                                                                ----------
Weighted average shares outstanding for the nine month period
         ended April 30, 2001                                                   24,161,144
                                                                                ==========


(7)  Deferred Customer Contract Expenses

         Deferred customer contract expenses are comprised of actual sales commissions, production and delivery expenses incurred subsequent to the signing of the customer contract. These expenses represent the direct incremental expenses incurred by the Company related to the fulfillment of customer contracts. The expenses are amortized on the straight-line basis over the twelve-month term of the contract for multiple deliverables contracts and upon delivery of The College Partnership(TM) for the new contracts.

                      College Bound Student Alliance, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           April 30, 2001 (Unaudited)

(8)  Legal Proceedings

         On May 26, 2000, the Federal Trade Commission ("FTC") commenced an investigation against CRM with respect to consumer trade practices involving advertising, promotions and sales that allegedly had occurred. These allegations concern matters arising prior to the acquisition of CRM by CBSA. A settlement order has been executed by the FTC, CRM and CBSA. This settlement will not have an adverse effect on the business or the Company's financial statement.

         On September 19, 2000, the Attorney General of Minnesota filed suit in District Court, Second Judicial District, County of Ramsey, against CRM alleging deceptive trade practices, consumer fraud and false advertising. The plaintiffs in the case are seeking injunctive and other relief. Our legal counsel is involved in ongoing settlement discussions with the plaintiffs. Based on these discussions management currently anticipates that we will settle the matter by signing a cease and desist order and possibly involving a settlement amount. If settlement discussions are not successful and the case proceeds and the plaintiffs ultimately prevail on the merits, which management and our counsel thinks is not likely, we may be fined or other administrative action could be taken. Accordingly, no amounts have been accrued.

         On February 19, 2001, Mr. Wayne Gemas filed a Petition for Order Directing Arbitration in Circuit Court, Milwaukee County, State of Wisconsin, directing us to attend court ordered arbitration pertaining to a dispute related to our purchase of all outstanding stock in College Bound Student Athletes ("CBS-Athletes"), formerly owned by Mr. Gemas. Payment for the stock was installment based and tied to certain performance thresholds of CBS-Athletes. On February 27, 2001, we formally advised Mr. Gemas that the purchase price was overvalued as of the purchase date, that the remaining performance thresholds have not been met and, therefore, the corresponding performance payments are not due, and that a return of previous payments to him may be required. Although we believe we have meritorious defenses to the claims asserted by Mr. Gemas, we have accounted for the full purchase price amount of this acquisition (except for certain additional payments for incentives which Mr. Gemas claims are due to him), and we believe that a credit on the purchase price may be due to us if we prevail. Accordingly, no amounts have been accrued.

         On February 23 and February 28, 2000 we terminated Wayne Gemas' consulting agreement and Kevin Gemas' employment agreement, respectively. On March 1, 2001, we filed a suit against Mr. Wayne Gemas and Mr. Kevin Gemas in District Court, Arapahoe County, State of Colorado, alleging breach of contract, breach of covenant good faith and fair dealing, breach of fiduciary duty, aiding and abetting a breach of a fiduciary duty, civil conspiracy by the Gemas' and requested exemplary damages, actual damages, attorney fees and other relief deemed proper by the Court. If we do not prevail on the merits of this case, we may be required to pay damages or court fees.

         On March 1, 2001, Mr. Kevin Gemas filed suit against us in Circuit Court, Ozaukee County, State of Wisconsin, alleging breach of executive employment agreement and seeks money damages in the amount of $540,000 plus attorney fees and other costs. We terminated the agreement with Plaintiff pursuant to the terms of the agreement. We believe that we have meritorious defenses as to the entire amount sought. Accordingly, no amounts have been accrued. However, if the Plaintiff prevails we may be required to pay damages.

         The Company is also involved in regulatory inquiries and interpretations arising in the ordinary course of business, and investigations in the States of Kansas and Illinois. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

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

         Results of operations for the three and nine month periods ended April 30, 2001 are effected by an inherent mismatch of revenue and expenses and are not indicative of the trend of the results for the year. As described in Note 4 to the Condensed Consolidated Financial Statements, estimated revenues of contracts sold for the three and nine month periods ended April 30, 2001 were $3,604,248 and $8,094,841 as compared to reported revenue of $$1,805,160 and $3,856,426, respectively. This difference is caused principally by the policy of deferring and recognizing revenue monthly on contracts sold during the periods. Also, beginning January 1, 2001, the company upgraded its services and amended its contracts which resulted in no recognition of revenue until the services are delivered expected to be within 60 to 90 days of contract signing. This deferred recognition of revenue to future periods had a significant adverse impact on operating results for the three and nine month periods ended April 30, 2001, as the Company incurred and recorded approximately 70% of its costs relating to contracts sold prior to January 1, 2001, while it recorded only 17% of the related contract value in revenue. Accordingly, operating loss and net loss in the fourth and following fiscal quarters are expected to be significantly less than in the first, second and third quarters. The remaining impact of this mismatch of revenue and expenses should be gradually eliminated in the first half of fiscal 2002.

         The balance of the operating losses for the three and nine months ended April 30, 2001, are due to :a) unusually high professional fees of approximately $168,000 and $580,000, respectively, relating principally to the Company's initial SEC registration filings; b) amortization of assets and debt interest relating to acquisitions of approximately $183,000 and $551,000, respectively;
c) costs relating to building infrastructure; d) merging operations; e) expanding, reorganizing, and upgrading the services offerings and related marketing expenses; and f) lower seasonal sales in the Company's second fiscal quarter ending January 31, 2001. The Company's principal operation operates at a pre-tax profit margin of about 16% before corporate expenses.

FINANCIAL CONDITION AS OF APRIL 30, 2001 AS COMPARED TO JULY 31, 2000

         Total assets have decreased from $5,429,843 at July 31, 2000 to $4,098,136 change of $1,331,707 at April 30, 2001. The reduction was primarily due to 1) a decrease of approximately $1,600,000 from collections of amounts due from customer contracts acquired, offset in part by an increase in deferred customer contract expenses of $755,638, 2) an increase in trade receivables of $317,000, and 3) an increase in inventory of approximately $111,000. The remaining decrease in total assets is primarily due to the amortization and depreciation of long-lived assets.

         Total liabilities increased from $4,814,652 at July 31, 2000 to $7,442,935 at April 30, 2001. Current liabilities increased from $2,604,640 at July 31, 2000 to $5,391,849 at April 30, 2001. The increase in current liabilities is primarily a result of: a) an increase of approximately $1,680,000 due to receipts of cash for customer contracts prior to delivery of the services during the nine month ended April 30, 2001; b) an increase in current notes payable and other debt primarily due to related parties of $260,000 for working capital loans provided by three officers and an unaffiliated investor; c) an increase in accounts payable primarily due to higher sales volume, professional fees relating to SEC filings and increased payables relating to extending the timing of payments to certain vendors; and, d) an increase in accrued liabilities of $530,730 primarily due to deferred payments on software license of approximately $333,000, salary deferrals, deferred royalties and accrued interest on notes payable. The balance sheet also reflects a decrease in long-term debt from $2,946,382 at July 31, 2000 to $2,845,507 at April 30, 2001
which is primarily due to payments on the notes issued in connection with the CBS-Athletes, CRM and College Foundation Planners, Inc (CFPI) acquisitions.

         Stockholders' equity decreased from $615,191 at July 31, 2000 to a deficit of $3,344,798 at April 30, 2001 primarily because of the net loss during the nine month period ended April 30, 2001.

         As of April 30, 2001, the Company has a working capital deficit of $3,933,082. Management plans to manage the deficit through deferring certain management salaries, pledging or financing amounts due from open customer contracts, using cash expected to be produced from fourth quarter operations including collections on open customer contracts amounts (net balance $3,228,561, net of reserves at April 31, 2001) and accessing the Swartz equity line of credit (discussed in Form 10-KSB for the fiscal year ended July 31, 2000).

         The Company is currently disputing approximately $712,255 ($554,000 current portion) of long-term debt associated with the acquisition of CBS-Athletes. The Company recently completed a review of purchase price adjustments provided for in the CBS-Athletes acquisition agreement and concluded no further payments are due, and that a refund of prior payments may be due from the sellers of the company. The former owners disagree with the Company's assessment and have filed for arbitration under the Agreement. The Company cannot predict the outcome or timing of the resolution of this matter.

RESULTS OF OPERATIONS: THREE AND NINE MONTH PERIODS ENDED APRIL, 2001 VERSUS APRIL, 2000

         GENERAL. The acquisition of College Resource Management, Inc. has dramatically affected the Company's revenue and expense recognition methods. The Company recognizes contract fee revenue from students on a straight-line basis over the twelve-month term of the contracts with multiple deliverables. Customers have the option to pay the full contract price when the contract is signed, in four equal installments payable the first four months of the contract, in twelve equal monthly installments or in weekly installments over one year. Customers have the right to cancel the contract for a full refund within three days of contract signing. Amounts due under contracts are not recorded until cash is received. If a customer paying in four equal installments cancels their contract, all deferred revenue at that time is recognized as revenue. If a customer is paying in equal monthly or weekly installments, the revenue is recognized as the payments are received. Effective January 1, 2001, the Company introduced a new customer agreement that does not contain multiple deliverables. The Company no longer offers the multiple deliverables customer agreements effective January 1, 2001. The new customer agreements obligate the Company to deliver a product called The College Action Plan (CAP). The CAP is typically delivered within 90 days. Revenue is recognized when the CAP is delivered.

         Deferred revenue is recorded for cash received in advance for services the Company is obligated to perform. In addition, at April 30, 2001, the Company had $59,228 of deferred revenue remaining from the acquisition of CRM. Direct workshop marketing costs, which are included in selling, general and administrative expenses in the statements of operations, are expensed prior to delivering the products to customers. Those costs include obtaining potential customer lists, invitations to customers, postage, travel and marketing representative fees which represent approximately 30% of the revenue it produces. For the contracts included in deferred revenue, these costs have already been expensed. After the customer signs the contract the remaining service to fulfill the Company's contractual obligation include producing The College Action Plan(TM) (the CAP)and continuing support as discussed below.

         The former contract is a multiple deliverable arrangement with two service elements; 1) a tailored profile to assist the client in selecting a college and 2) continuing support, generally for a one year period, in assisting clients in understanding the output as presented in the College Action Plan(TM), guidance in the college application process and assistance in identifying sources of educational financial assistance. These services are not separately priced nor can customers select only one service. The College Action Plan(TM) is generally delivered approximately 60 days after initiation of the client contract. Approximately 90% of direct costs and 70% of total costs are incurred and expensed within 60 days of the contract signing, although 83% of the revenue is deferred after 60 days.

         Beginning January, 2001 the Company offered a new enhanced service named The College Partnership(TM), replacing The College Action Plan(TM), and which has no one year service option. Revenue is recognized upon delivery of the plan, expected to be within 90 days after contract signing.

         Student services revenue represents revenue from contracts recognized over the twelve-month period of the contract for the multiple deliverable contract and upon delivery for The College Partnership(TM) contracts. Corporate sponsor contributions, which are not restricted as to use by the sponsor, are recognized as revenue when received. Management believes that the Company's business is somewhat seasonal, with average customer contracts signed declining in the period beginning at Thanksgiving and ending at the New Year's holiday. Cash collections are directly related to the number of customer contracts signed not to the amount of revenue recognized in the period.

         REVENUE. For the three and nine month periods ended April 30, 2001, respectively, the Company signed 3,692 and 8,453 customer contracts, net of cancellations, which are higher than the predecessor Company's (CRM) prior year. Customer contracts result in student service revenue being recognized over the contract period.

         Student services revenue increased $1,396,668 or 365% and $2,832,130 or 287% for the three and nine month periods ended April 30, 2001 to $1,779,135 and $3,820,530, respectively, from $382,467 and $988,400, respectively, for the comparable periods in 2000, primarily as a result of the acquisition of College Resource Management, Inc. (CRM) on July 31, 2000. Revenue from student services is expected to increase in fiscal 2001 as the marketing and selling of other products is included in the CRM workshop marketing channel, leads increase, the number of representatives grows and the sales per representative increases.

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

         Corporate sponsor contributions were $25,575 and $35,345, respectively, for the three and nine month periods ended April 30, 2001, as compared to $510,665 and $535,665 respectively for the three and nine months ended April 30, 2000. This decrease was due to a contribution from a single sponsor in the quarter ended April 30, 2000.

         Other revenue decreased primarily because of changes regarding the policy of charging for training the franchise sales force.

         COST OF SERVICES. The cost of services for the three and nine month periods ended April 30, 2001 increased $64,687 or 21%, and $322,339, or 43% from comparable periods in 2000. The increase in cost of services is primarily attributable to the added operations of CRM and CFPI and the related increase in student services revenue. As a percentage of revenue, cost of services was 21% and 28% for the three and nine month periods ended April 30, 2001, respectively, compared to 35% and 49%, respectively, for the same periods in 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses increased $1,831,896 or 448%, and $5,244,825, or 463% for the three and nine month periods ended April 30, 2001, respectively, as compared to the same periods in 2000. The increases result from the selling and operating expenses of CRM and CFPI, legal expenses, accounting and auditing expenses, SEC filing related expenses and additional compensation for new staff. Because of increased management, staff and cost of new technology, general and administrative expenses are expected to increase in the future. Operating expenses are expected to increase in absolute dollars and continue at their current or a somewhat lower percentage of revenue due to the integration of CRM and CFPI, development of new products, and efforts to develop processing and production methodologies to increase the gross margin of each product.

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

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $33,549 or 54% and $223,358, or 135% for the three and nine month periods ended April 30, 2001, as compared to the same periods in 2000. The additional depreciation and amortization was primarily due to the acquisitions of CFPI and CRM, since their acquisitions resulted in intangible assets totaling $1,616,600. These assets are primarily being amortized over a 10-year period.

         OPERATING LOSS. Operating loss for the three month and nine month periods ended April 30, 2001 was $904,436 and $3,974,883 respectively, compared to an operating income of $92,775 and operating loss of $513,138, respectively, for the comparable periods in 2000. The increase in operating loss is primarily attributable to a) an increase in revenue deferral on contracts sold during the periods for which majority of the expenses were recorded, b) $1,676,271 increase in deferred revenue offset by an increase in deferred customer contract expenses of $755,638, c) an increase in selling expenses associated with CRM, d) increased legal, accounting and auditing fees, in connection with the Company's SEC filings, e) increased amortization due to the acquisition of CRM and CFPI, f) costs of merging operations and building infrastructure, and g) higher investor and public relations expenses. Management anticipates generating positive cash flows from operations during the fiscal year ending July 31, 2002.

         NON-OPERATING INCOME (EXPENSE). Net interest expense for the three and nine month periods ended April, 2001 increased $67,039, or 435%, and $177,424 or 256%, respectively, from the comparable periods in 2000. The increase in interest expense relates to the financing of acquisitions. Interest expense is directly related to the level of borrowings and related interest rates. Interest expense is expected to increase in fiscal 2001 due to the acquisition of CFPI that was completed in May 2000, the acquisition of CRM that was completed in July 2000 and the possibility that the Company may obtain third-party debt financing to fund operations and development.

         NET LOSS AND NET LOSS PER SHARE. The net loss for the three and nine month periods ended April 30, 2001 was $986,872 and $4,209,035 respectively, as compared to net income of $77,378 and net loss of $582,545, respectively, for the comparable periods in 2000. The basic and diluted net loss per share for the three and nine month periods ended April 30, 2001 was $0.04 and $0.17, as compared to net income per share of $0.00 in the third quarter and net loss of $0.03 per share for the nine months for the comparable periods in 2000. The Company has issued options to purchase 3,838,734 shares of its common stock to employees and warrants to Swartz as of April 30, 2001, which could potentially dilute earnings per share in the future.

         LIQUIDITY. Management believes that the business is somewhat seasonal, with average number of customer contracts signed declining in the period beginning at Thanksgiving and ending in the first week of January. The months of January, February and March are high productivity months which historically have generated strong cash flow and profitable operations. Management anticipates that sales and profitability will increase significantly during calendar 2001 as the upgrade and integration of products and operations are completed and sales representatives and marketing activities are expanded. These activities and the seasonality impact in November, December and early January have stretched cash resources, which management plans to alleviate by raising bridge financing until the Company generates positive cash flows from operations and/or the Company avails itself of the equity line of credit.

         Except for the historical information contained herein, the preceding discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere herein.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On May 26, 2000, the Federal Trade Commission ("FTC") commenced an investigation against CRM with respect to consumer trade practices involving advertising, promotions and sales that allegedly had occurred. These allegations concern matters arising prior to the acquisition of CRM by CBSA. A settlement order has being executed by the FTC, CRM and CBSA. This settlement will not have an adverse effect on the business or the Company's financial statements.

         On September 19, 2000, the Attorney General of Minnesota filed suit in District Court, Second Judicial District, County of Ramsey, against CRM alleging deceptive trade practices, consumer fraud and false advertising. The plaintiffs in the case are seeking injunctive and other relief. Our legal counsel is involved in ongoing settlement discussions with the plaintiffs. Based on these discussions management currently anticipates that we will settle the matter by signing a cease and desist order and possibly involving a settlement amount. If settlement discussions are not successful and the case proceeds and the plaintiffs ultimately prevail on the merits, which management and our counsel thinks is not likely, we may be fined or other administrative action could be taken. Accordingly, no amounts have been accrued.

         On February 19, 2001, Mr. Wayne Gemas filed a Petition for Order Directing Arbitration in Circuit Court, Milwaukee County, State of Wisconsin, directing us to attend court ordered arbitration pertaining to a dispute related to our purchase of all outstanding stock in College Bound Student Athletes ("CBS-Athletes"), formerly owned by Mr. Gemas. Payment for the stock was installment based and tied to certain performance thresholds of CBS-Athletes. On February 27, 2001, we formally advised Mr. Gemas that the purchase price was overvalued as of the purchase date, that the remaining performance thresholds have not been met and, therefore, the corresponding performance payments are not due, and that a return of previous payments to him may be required. Although we believe we have meritorious defenses to the claims asserted by Mr. Gemas, we have accounted for the full purchase price amount of this acquisition (except for certain additional payments for incentives which Mr. Gemas claims are due to him), and we believe that a credit on the purchase price may be due to us if we prevail. Accordingly, no amounts have been accrued.

         On February 23 and February 28, 2000, we terminated Wayne Gemas' consulting agreement and Kevin Gemas' employment agreement, respectively. On March 1, 2001, we filed a suit against Mr. Wayne Gemas and Mr. Kevin Gemas in District Court, Arapahoe County, State of Colorado, alleging breach of contract, breach of covenant good faith and fair dealing, breach of fiduciary duty, aiding and abetting a breach of a fiduciary duty, civil conspiracy by the Gemas' and requested exemplary damages, actual damages, attorney fees and other relief deemed proper by the Court. If we do not prevail on the merits of this case, we may be required to pay damages or court fees.

         On March 1, 2001, Mr. Kevin Gemas filed suit against us in Circuit Court, Ozaukee County, State of Wisconsin, alleging breach of executive employment agreement and seeks money damages in the amount of $540,000 plus attorney fees and other costs. We terminated the agreement with Plaintiff pursuant to the terms of the agreement. We believe that we have meritorious defenses as to the entire amount sought. Accordingly, no amounts have been accrued. However, if Plaintiff prevails we may be required to pay damages.

         The Company is also involved in regulatory inquiries and interpretations arising in the ordinary course of business, and investigations in the States of Kansas and Illinois. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.


Item 2.  Changes in Securities

      Not Applicable.

Item 3.  Defaults Upon Senior Securities

      Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not Applicable.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

      Exhibits:

          None

      Reports on Form 8-K:

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           College Bound Student Alliance, Inc.



Date: June 19, 2001                                 By: /s/ Jerome M. Lapin
                                                    Jerome M. Lapin
                                                    Chief Executive Officer



Date: June 19, 2001                                 By: /s/ John J. Grace
                                                    John J. Grace
                                                    Chief Financial Officer