Form 10QSB/A
period 2001-04-30
COLLEGE BOUND STUDENT ALLIANCE INC
filed 2001-07-19
CIK 1103137

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 30, 2001


                         Commission File Number: 0-30323


                      College Bound Student Alliance, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                         84-1416023
-------------------------------                 --------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes /X/     No / /

As of April 30, 2001, the Registrant had 25,142,062 shares of common stock,$0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes/ /   No /X/

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


                          ITEM I. FINANCIAL STATEMENTS
                      College Bound Student Alliance, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                     ASSETS

                                                                        APRIL 30, 2001       JULY 31, 2000
                                                                        --------------       -------------
Current assets:
         Cash                                                             $    92,073          $   231,271
         Amounts due from customer contracts acquired                         165,000            1,796,784
         Accounts receivable, net                                             335,031               18,398
         Deferred customer contract expenses                                  755,638                   --
         Inventory                                                            111,025                   --
         Other                                                                     --               10,340
                                                                          -----------          -----------
                  Total current assets                                      1,458,767            2,056,793

         Property and equipment, net                                          401,872              494,791
         Licensing rights, net                                                125,675              175,072
         Intangible and other assets, net                                   2,111,822            2,703,187
                                                                          -----------          -----------
Total assets                                                              $ 4,098,136          $ 5,429,843
                                                                          ===========          ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
         Notes payable                                                    $   145,040          $     5,511
         Current maturities of long-term debt to former owners                837,438              803,006
         Current portion of capital lease obligation                           37,939               25,975
         Notes payable and other debt due to related parties                  320,258              249,826
         Accounts payable                                                     879,404              555,552
         Accrued liabilities                                                1,071,860              541,130
         Deferred revenue                                                   2,099,910              423,640
                                                                          -----------          -----------
                  Total current liabilities                                 5,391,849            2,604,640

Long-term liabilities:
         Long-term debt to former owners, less current maturities           2,008,069            2,143,376
         Capital lease obligation, less current portion                        43,016               66,636
                                                                          -----------          -----------
         Total liabilities                                                  7,442,934            4,814,652

Stockholders' equity (deficit):
         Common stock $0.001 par value, 40,000,000 shares
           authorized: 27,142,062 issued and 25,142,062
           outstanding at April 30, 2001, and 25,483,068 issued
           and 23,483,068 outstanding at July 31, 2000                         25,142               23,483
         Additional paid-in capital                                         3,746,697            3,521,488
         Deferred compensation                                                     --              (22,178)
         Accumulated deficit                                               (7,116,637)          (2,907,602)
                                                                          -----------          -----------
                  Total stockholders' equity (deficit)                     (3,344,798)             615,191
                                                                          -----------          -----------
Total liabilities and stockholders' equity (deficit)                      $ 4,098,136          $ 5,429,843
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

                      College Bound Student Alliance, Inc.
                 Condensed Consolidated Statements of Operations
              for the three and nine month periods ending April 30
                                  (Unaudited)




                                                    Three Months Ended                      Nine Months Ended
                                                April 30,          April 30,         April 30,           April 30,
                                                  2001               2000              2001                2000
                                              ------------       ------------       ------------       ------------
Revenue:
     Student services                         $  1,779,135       $    361,574       $  3,820,530       $    988,400
     Corporate sponsor contributions                25,575            510,665             35,345            535,665
     Other, net                                        450                 --                551              3,584
                                              ------------       ------------       ------------       ------------
          Total revenue                          1,805,160            872,239          3,856,426          1,527,649

     Cost of services                              373,001            308,314          1,065,740            743,401
                                              ------------       ------------       ------------       ------------
     Gross profit                                1,432,159            563,925          2,790,686            784,248

     Selling, general and administrative         2,191,407            408,905          6,327,104          1,131,676
     Depreciation and amortization                 145,188             62,245            438,465            165,710
                                              ------------       ------------       ------------       ------------
     Operating income (loss)                      (904,436)            92,775         (3,974,883)          (513,138)

Interest expense, net                              (82,436)           (15,397)          (246,831)           (69,407)
Other income                                            --                 --             12,679                 --
                                              ------------       ------------       ------------       ------------
          Net income (loss)                   $   (986,872)      $     77,378       $ (4,209,035)      $   (582,545)
                                              ============       ============       ============       ============
Net income (loss) per share
     - Basic and diluted                      $      (0.04)      $       0.00       $      (0.17)      $      (0.03)
                                              ============       ============       ============       ============
Weighted average number of common
     shares outstanding - Basic                 25,157,940         19,188,227         24,161,144         18,863,459
                                              ============       ============       ============       ============
Weighted average number of common
     shares outstanding - Diluted               25,157,940         19,960,181         24,161,144         18,863,459
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

                      College Bound Student Alliance, Inc.
                 Condensed Consolidated Statements of Cash Flows
                    for the Nine Month Periods Ended April 30
                                   (Unaudited)

                                                               2001               2000
                                                            -----------       -----------
Net loss                                                    $(4,209,035)      $  (582,545)

Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                              438,465           165,710
     Amortization of deferred compensation                       22,178                --
     Change in allowance for doubtful accounts                   85,151           (28,000)
     Gain on sale of fixed assets                               (12,679)               --
     Non-cash stock issuances                                        --           233,407

Changes in operating assets and liabilities                   3,415,402           (74,598)
                                                            -----------       -----------
Net cash used by operating activities                          (260,518)         (286,026)
Net cash used by investing activities                            (5,670)         (120,823)
Net cash provided (used) by financing activities:
     Proceeds (repayments) of advances payable,
       notes payable and long-term debt
       to related parties, net                                  127,630          (209,447)
     Common stock issued, net of cancellations                   26,304         1,083,780
     Repayments on capital lease obligations                    (26,944)           (3,372)
                                                            -----------       -----------
Net cash provided by financing activities                       126,990           870,961

Net increase (decrease) in cash                                (139,198)          464,112

Cash at beginning of period                                     231,271            82,383
                                                            -----------       -----------
Cash at end of period                                       $    92,073       $   546,495
                                                            ===========       ===========
Supplemental disclosure of non-cash information:
     The Company issued common stock to employees
       and a director in lieu of cash compensation          $   200,564       $        --
                                                            ===========       ===========

     The Company surrendered fixed assets to a former
       owner in lieu of debt repayment                      $    18,544       $        --
                                                            ===========       ===========

     The Company entered into a capital lease for
       equipment                                            $    15,288       $        --
                                                            ===========       ===========

     The Company cancelled shares previously issued
       in lieu of cash compensation                         $    17,664       $        --
                                                            ===========       ===========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest               $   169,330       $    20,305
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

     On July 31, 2000, the Company acquired all of the issued and outstanding common stock of College Resource Management, Inc., which subsequently changed its name to The College Partnership, Inc. ("TCP"). The results of operations of TCP are included in the Company's consolidated financial statements starting August 1, 2000. Accordingly, the prior periods presented are not comparable with the three and nine months ended April 30, 2001.

     The operating results for the three and nine month periods ended April 30, 2001 are not indicative of the results that may be expected for the year ended July 31, 2001

(2)  Liquidity

     In May 2000, as amended in June 2001, the Company entered into a common stock put agreement with Swartz Private Equity, LLC that entitles the Company to issue and sell, at the Company's option, common stock for up to an aggregate of $30,000,000, from time to time during a three year period commencing on the effective date of a registration statement, which registration statement has not yet been filed with the Securities and Exchange Commission. Effective June 22, 2001, the Company completed a financing of a portion of the open customer contract receivables, which provided the Company with $780,000, net of holdbacks and fees. Management believes the cash received from the financing of amounts due from active customer contracts, the sale of common stock less accelerated debt payments that will be required, expected cash from corporate sponsor contributions, cash expected to be generated from operations, and payment extensions on related party advances, notes and debt, if necessary, will be sufficient to allow the Company to meet non-deferrable obligations through calendar 2001. Management also plans to raise additional bridge financing to continue to fund the upgrades and integration of products and operations, and to expand marketing activities and the number of sales representatives.

                      College Bound Student Alliance, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           April 30, 2001 (Unaudited)

(3)  Amounts Due From Active Customer Contracts

     As of April 30, 2001, management estimates amounts due from active TCP customer contracts, including off-balance sheet amounts, to be $3,228,561, net of reserves. This balance compares to $1,796,784, net of reserves at July 31, 2000.

     During the nine month period ended April 30, 2001, the Company collected approximately $174,000 in excess of the estimated amounts due from customer contracts acquired from TCP of $1,796,784. Additionally, the Company expects to collect an additional $165,000 from those contracts. Accordingly, the Company adjusted the purchase price allocation for the TCP acquisition to reduce goodwill by $339,000. Deferred revenue of $59,225 and $353,687 as of April 30, 2001 and July 31, 2000, respectively, relates to the TCP contracts acquired on July 31, 2000 and is reflected at its estimated fair value which was estimated to be the present value of costs that are expected to be incurred to deliver the future services on such contracts plus an allowance for normal profit on those services. Deferred revenue from the acquired TCP contracts is amortized into income over the remaining term of those contracts.

(4)  Revenue Recognition

     Revenue is recognized consistent with Staff Accounting Bulletin No. 101(SAB
101). For customer agreements where there are multiple deliverables and fair value of the deliverables is not determinable, revenue is recognized over the service period on the straight-line basis. Prior to January 1, 2001, the multiple deliverables contracts included a service component that was contractually available over the one-year contract period. Customers paid the contracted fees at the beginning of the contract, in four equal installments in the first four months of the contract, monthly over the contract period, or weekly over the contract period. For those that paid at the beginning of the contract, revenue is deferred and recognized ratably on a straight-line basis over 12 months. For those that pay over four months, a portion of the first payment is deferred and all payments thereafter are deferred and revenue is recognized ratably on a straight-line basis over the contract period. For those that pay in monthly or weekly installments, revenue is recognized consistent with contractual collections and, accordingly, receivables and deferred revenues are not recognized at contract initiation. Effective January 1, 2001, the Company introduced a new customer agreement that does not contain multiple deliverables. The Company no longer offers the multiple deliverables customer agreements effective January 1, 2001. The new customer agreements obligate the Company to deliver a product called The College Action Plan (TM) ("CAP"). The CAP is typically delivered within 90 days. Revenue is recognized when the CAP is delivered.

     Management estimates that approximately 90 percent of the direct costs of performing its obligations under the multiple deliverable agreements is incurred in the first 60 days after contract initiation. Direct and incremental costs in acquiring contracts are deferred and recognized over the contract period for multiple deliverables contracts and upon delivery of the CAP for the new contracts. Management estimates that approximately 70 percent of the total direct and indirect costs of performing its obligations are expensed in the first 60 days after contract initiation. Accordingly, expenses recognized historically have been disproportionately high as compared to reported revenue.

                      College Bound Student Alliance, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 2001 (Unaudited)

     Revenue for services under the multiple deliverables contracts, other than those services offered as a result of the TCP acquisition, are recognized as the services are delivered as the fair value of those services are readily determinable based on established price lists, and there is no continuing service obligation after delivery of the customer selected service.

     The accounting method described above varies from the principles used in valuing the assets and deferred revenue in the acquisition of TCP at July 31, 2000 as provided by APB Opinion 16. Such differences relate principally to the Amounts Due from Customer Contracts Acquired, for which collections are applied against said balances rather than recognized in revenue as collected, and differences in computing deferred revenue during the nine month period ended April 30, 2001 as provided by SAB 101. This difference will gradually be eliminated over the remainder of the current calendar year.

     Given the significant variance in accounting principles applied in purchase accounting versus those applied subsequent to the July 31, 2000 acquisition of TCP, the Company has provided the following supplementary information to assist the reader of the condensed consolidated financial statements in understanding the operating results for the nine month period ended April 30, 2001.

                                                   Three           Three           Three           Three
                                               Months Ended    Months Ended    Months Ended    Months Ended
                                                 April 30,      January 31,     October 31,       July 31,
                                                   2001            2001            2000            2000
                                                                                                (Pro Forma)
                                               ------------    ------------    ------------    ------------
Number of TCP contracts sold, net of
cancellations                                        3,692           2,115           2,646           2,494
                                                ----------      ----------      ----------      ----------
Estimated value of TCP contracts sold,
less estimated reserves                         $3,296,612      $1,763,898      $1,895,289      $1,753,561
                                                ----------      ----------      ----------      ----------
Open TCP customer contract receivables,
net of reserves                                 $3,228,561      $1,901,809      $1,926,000      $1,796,784
                                                ----------      ----------      ----------      ----------
Cash collected from TCP customers in
period                                          $2,397,361      $1,746,289      $1,942,261      $1,839,551
                                                ----------      ----------      ----------      ----------
Number of open TCP customer contracts                7,205           6,041           6,360           5,974
                                                ----------      ----------      ----------      ----------
Estimated value of contracts entered into,
Less estimated reserves for all company
student services                                $3,604,248      $2,162,918      $2,327,675      $2,050,940
                                                ----------      ----------      ----------      ----------

     The number of weekend workshops varies from quarter to quarter depending on holidays; there were 12, 10, 12 and 9 workshop weekends in the fiscal quarters ended April 30, 2001, January 31, 2001, October 31, 2000, and July 31, 2000,
respectively. Numbers of contracts sold during the three and nine months ended April 2001 are higher than that experienced by TCP prior to the acquisition in its prior year due to a higher unit selling price and higher unit sales volume occurring with the introduction of an upgraded service package beginning January 1, 2001.

                      College Bound Student Alliance, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           April 30, 2001 (Unaudited)

(5)  Common Stock Changes

     During the three months ended April 30, 2001, 70,656 shares previously issued in lieu of cash compensation of approximately $17,664 were canceled in settlement of a dispute. The Company reduced equity and reduced compensation expense during the three months ended April 30, 2001 to reflect the resolution of this dispute.

(6)  Net Income (Loss) Per Share

     Net loss per share - basic and diluted is computed on the weighted average number of shares of common stock outstanding during the three and nine-month periods ended April 30, 2001. Basic net loss per share and net loss per share assuming dilution, are the same for the three months ended April 30, 2001 and the nine month periods ended April 30, 2001 and 2000, because of the anti-dilative effect of stock options and awards when there is a loss. The net income reported for the three months ended April 30, 2000 did not result in any basic earnings per share or earnings per share assuming dilution.

     Calculation of Weighted Average Shares Outstanding

Number of shares at beginning of three month period (01/31/01)               25,212,718
Weighted average shares issued, net of cancellations, during the three
         month period ended April 30, 2001                                      (54,778)
                                                                            -----------
Weighted average shares outstanding for the three-month period
         ended April 30, 2001                                                25,157,940
                                                                            ===========

Number of shares at beginning of nine month period (07/31/00)                23,483,068
Weighted average shares issued, net of cancellations during the nine
         month period ended April 30, 2001                                      678,076
                                                                            -----------
Weighted average shares outstanding for the nine-month period
         Ended April 30, 2001                                                24,161,144
                                                                            ===========

(7)  Deferred Customer Contract Expenses

     Deferred customer contract expenses are comprised of actual sales commissions, production and delivery expenses incurred subsequent to the signing of the customer contract. These expenses represent the direct incremental expenses incurred by the Company related to the fulfillment of customer contracts. The expenses are amortized on the straight-line basis over the twelve-month term of the contract for multiple deliverables contracts and upon delivery of the CAP for the new contracts.

                      College Bound Student Alliance, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           April 30, 2001 (Unaudited)

(8)  Legal Proceedings

     On May 26, 2000, the Federal Trade Commission ("FTC") commenced an investigation against TCP with respect to consumer trade practices involving advertising, promotions and sales that allegedly had occurred. These allegations concern matters arising prior to the acquisition of TCP by CBSA. A settlement order has been executed by the FTC, TCP and CBSA. This settlement will not have an adverse effect on the business or the Company's financial statements.

     On September 19, 2000, the Attorney General of Minnesota filed suit in District Court, Second Judicial District, County of Ramsey, against TCP alleging deceptive trade practices, consumer fraud and false advertising. The plaintiffs in the case are seeking injunctive and other relief. The Company's legal counsel is involved in ongoing settlement discussions with the plaintiffs. Based on these discussions management currently anticipates that the Company will settle the matter by signing a cease and desist order and possibly involving a settlement amount. If settlement discussions are not successful and the case proceeds and the plaintiffs ultimately prevail on the merits, which management and the Company's counsel think is not likely, the Company may be fined or other administrative action could be taken. No amounts have been accrued as the probability of loss is not determinable.

     On February 19, 2001, Mr. Wayne Gemas filed a Petition for Order Directing Arbitration in Circuit Court, Milwaukee County, State of Wisconsin, directing the Company to attend court ordered arbitration pertaining to a dispute related to the Company's purchase of all outstanding stock in College Bound Student Athletes ("CBS-Athletes"), formerly owned by Mr. Gemas. Payment for the stock was installment based and tied to certain performance thresholds of CBS-Athletes. On February 27, 2001, the Company formally advised Mr. Gemas that the purchase price was overvalued as of the purchase date, that the remaining performance thresholds had not been met and, therefore, the corresponding performance payments are not due, and that a return of previous payments to him may be required. Although management believes the Company has meritorious defenses to the claims asserted by Mr. Gemas, the Company has accounted for the full purchase price amount of this acquisition (except for certain additional payments for incentives which Mr. Gemas claims are due to him), and management believes that a credit on the purchase price may be due to the Company if it prevails. Accordingly, no amounts have been accrued.

     On February 23 and February 28, 2001 we terminated Wayne Gemas' consulting agreement and Kevin Gemas' employment agreement, respectively. On March 1, 2001, the Company filed a suit against Mr. Wayne Gemas and Mr. Kevin Gemas in District Court, Arapahoe County, State of Colorado, alleging breach of contract, breach of covenant good faith and fair dealing, breach of fiduciary duty, aiding and abetting a breach of a fiduciary duty, civil conspiracy by the Gemas' and requested exemplary damages, actual damages, attorney fees and other relief deemed proper by the Court. If the Company does not prevail on the merits of this case, the Company may be required to pay damages or court fees.

     On March 1, 2001, Mr. Kevin Gemas filed suit against the Company in Circuit Court, Ozaukee County, State of Wisconsin, alleging breach of executive employment agreement and seeking money damages in the amount of $540,000 plus attorney fees and other costs. The Company terminated the agreement with Plaintiff pursuant to the terms of the agreement. Management believes that the

Company has meritorious defenses as to the entire amount sought. Accordingly, no amounts have been accrued. However, if the Plaintiff prevails the Company may be required to pay damages.

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

                                     ITEM 2
                      College Bound Student Alliance, Inc.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     College Bound Student Alliance, Inc. (CBSA) is a full-service education and career preparation company. CBSA's breadth of services and products combined with the experience of helping over 100,000 students achieve their higher education dreams make it a market leader. The Company offers customers a comprehensive set of service and product offerings that focus on helping students and families achieve career and higher educational goals.

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

     Results of operations for the three and nine month periods ended April 30, 2001 are effected by an inherent mismatch of revenue and expenses and are not indicative of the trend of the results for the year. As described in Note 4 to the Condensed Consolidated Financial Statements, estimated value of contracts sold for all company student services for the three and nine month periods ended April 30, 2001, less estimated reserves, were $3,604,248 and $8,094,841, respectively, as compared to reported revenue of $1,805,160 and $3,856,426, respectively. This difference is caused principally by the policy of deferring revenue on contracts sold during the periods and recognizing revenue over the twelve-month service period for the multiple deliverable contracts or upon delivery of the CAP for the new contracts. This deferred recognition of revenue to future periods had a significant adverse impact on operating results for the three and nine month periods ended April 30, 2001, as the Company incurred and recorded approximately 70% of its costs relating to contracts sold prior to January 1, 2001, while it recorded only 17% of the related contract value in revenue. Accordingly, operating loss and net loss in the fourth and following fiscal quarters are expected to be significantly less than in the first, second and third quarters. The remaining impact of this mismatch of revenue and expenses should be gradually eliminated in the first half of fiscal 2002.

     The balance of the operating losses for the three and nine months ended April 30, 2001, are due to: a) unusually high professional fees of approximately $168,000 and $580,000, respectively, relating principally to the Company's initial SEC registration filings; b) amortization of intangible assets and debt interest primarily relating to the acquisitions of approximately $183,000 and $551,000, respectively; c) costs relating to building infrastructure; d) merging operations; e) expanding, reorganizing, and upgrading the services offerings and related marketing expenses; and f) lower seasonal sales in the Company's second fiscal quarter ending January 31, 2001. Based on an analysis of sales activity for the first four months of calendar 2001, management estimates that the Company's principal operation operates at a pre-tax profit margin of about 16% before corporate expenses.

FINANCIAL CONDITION AS OF APRIL 30, 2001 AS COMPARED TO JULY 31, 2000

     Total assets have decreased from $5,430,000 at July 31, 2000 to $4,098,000, a change of approximately $1,332,000, at April 30, 2001. The reduction was primarily due to 1) a decrease of approximately $1,600,000 from collections of amounts due from customer contracts acquired, offset in part by an increase in deferred customer contract expenses of approximately $756,000, 2) an increase in trade receivables of approximately $317,000, and 3) an increase in inventory of approximately $111,000. The remaining decrease in total assets is primarily due to the amortization and depreciation of long-lived assets.

     Total liabilities increased from $4,815,000 at July 31, 2000 to $7,443,000 at April 30, 2001. Current liabilities increased from $2,605,000 at July 31, 2000 to $5,392,000 at April 30, 2001. The increase in current liabilities is primarily a result of: a) an increase of approximately $1,680,000 due to receipts of cash for customer contracts prior to delivery of the services during the nine month ended April 30, 2001; b) an increase in current notes payable and other debt to related parties consisting primarily of $260,000 for working capital loans provided by three officers and an unaffiliated investor; c) an increase in accounts payable primarily due to higher sales volume, professional fees primarily relating to SEC filings and increased payables relating to extending the timing of payments to certain vendors; and, d) an increase in accrued liabilities of approximately $531,000 primarily due to deferred payments on software license of approximately $333,000, salary deferrals, deferred royalties and accrued interest on notes payable. The balance sheet also reflects a decrease in long-term debt from approximately $2,946,000 at July 31, 2000 to approximately $2,846,000 at April 30, 2001, which is primarily due to payments on the notes issued in connection with the CBS-Athletes, TCP and College Foundation Planners, Inc (CFPI) acquisitions.

     Stockholders' equity decreased from approximately $615,000 at July 31, 2000 to a deficit of approximately $3,345,000 at April 30, 2001 primarily because of the net loss during the nine-month period ended April 30, 2001.

     As of April 30, 2001, the Company has a working capital deficit of approximately $3,933,000. Management plans to manage the deficit through deferring certain management salaries, pledging or financing amounts due from open customer contracts, using cash expected to be produced from fourth quarter operations including collections on open customer contracts amounts and accessing the Swartz equity line (discussed in Form 10-KSB for the fiscal year ended July 31, 2000). In order to obtain funds under the equity line, however, the Company must meet certain conditions precedent and the Company's stock price and volume must reach a point where using the equity line would be beneficial. There can be no assurance that these conditions will be met to access the equity line.

     The Company is currently disputing approximately $712,255 ($554,000 current portion) of long-term debt associated with the acquisition of CBS-Athletes. The Company recently completed a review of purchase price adjustments provided for in the CBS-Athletes acquisition agreement and concluded no further payments are due, and that a refund of prior payments may be due from the sellers of CBS-Athletes. The former owners disagree with the Company's assessment and have filed for arbitration under the Agreement. The Company cannot predict the outcome or timing of the resolution of this matter.

RESULTS OF OPERATIONS: THREE AND NINE MONTH PERIODS ENDED APRIL, 2001 VERSUS APRIL, 2000

     GENERAL. The acquisition of The College Partnership, Inc. has dramatically affected the Company's revenue and expense recognition methods. The Company recognizes contract fee revenue from students on a straight-line basis over the twelve-month term of the contracts with multiple deliverables. Customers have the option to pay the full contract price when the contract is signed, in four equal installments payable the first four months of the contract, in twelve equal monthly installments or in weekly installments over one year. Customers have the right to cancel the contract for a full refund within three days of contract signing. Amounts due under contracts are not recorded until cash is received. If a customer paying in four equal installments cancels their contract, all deferred revenue at that time is recognized as revenue. If a customer is paying in equal monthly or weekly installments, the revenue is recognized as the payments are received. Effective January 1, 2001, the Company introduced a new customer agreement that does not contain multiple deliverables. The Company no longer offers the multiple deliverables customer agreements effective January 1, 2001. The new customer agreements obligate the Company to deliver a product called The College Action Plan (TM) (CAP). The CAP is typically delivered within 90 days. Revenue is recognized when the CAP is delivered.

     Deferred revenue is recorded for cash received in advance for services the Company is obligated to perform. In addition, at April 30, 2001, the Company had $59,225 of deferred revenue remaining from the acquisition of TCP. Direct workshop marketing costs, which are included in selling, general and administrative expenses in the statements of operations, are expensed prior to delivering the products to customers. Those costs include obtaining potential customer lists, invitations to customers, postage, travel and marketing representative fees that represent approximately 30% of the revenue it produces. For the contracts included in deferred revenue, these costs have already been expensed. After the customer signs the contract the remaining service to fulfill the Company's contractual obligation include producing the CAP and continuing support as discussed below.

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

     Student services revenue represents revenue from contracts recognized over the twelve-month period of the contract for the multiple deliverable contracts and upon delivery for the CAP contracts. Corporate sponsor contributions, which are not restricted as to use by the sponsor, are recognized as revenue when received. Management believes that the Company's business is somewhat seasonal, with average customer contracts signed declining in the period beginning at Thanksgiving and ending at the New Year's holiday. Cash collections are directly related to the number of customer contracts signed not to the amount of revenue recognized in the period.

     REVENUE. For the three and nine month periods ended April 30, 2001, respectively, the Company signed 3,692 and 8,453 customer contracts, net of cancellations, which are higher than TCP's prior year. Customer contracts result in student service revenue being recognized over the twelve month contract period for the multiple deliverable contracts, or upon delivery of the CAP for the new contracts.

     Student services revenue increased $1,417,561 or 392% and $2,832,130 or 287% for the three and nine-month periods ended April 30, 2001 to $1,779,135 and $3,820,530, respectively, from $361,574 and $988,400, respectively, for the comparable periods in 2000, primarily as a result of the acquisition of College Resource Management, Inc. (CRM) on July 31, 2000. Revenue from student services is expected to increase in fiscal 2001 as the marketing and selling of other products is included in the TCP workshop marketing channel, leads increase, the number of representatives grows and the sales per representative increases.

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

     COST OF SERVICES. The cost of services for the three and nine month periods ended April 30, 2001 increased $64,687 or 21%, and $322,339, or 43% from comparable periods in 2000. The increase in cost of services is primarily attributable to the added operations of TCP and CFPI and the related increase in student services revenue. The higher percentage for the nine months over the three months ended April 30, 2001 is primarily attributable to the new contracts effective January 1, 2001 and an improved mix of costs associated with the new product. As a percentage of revenue, cost of services was 21% and 28% for the three and nine-month periods ended April 30, 2001, respectively, compared to 35% and 49%, respectively, for the same periods in 2000. This decrease as a percentage of revenue is partially attributable to an increase in selling prices and greater efficiencies achieved with the acquisitions.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses increased $1,782,502 or 436%, and $5,195,428, or 459% for the three and nine-month periods ended April 30, 2001, respectively, as compared to the same periods in 2000. The increases result from the selling and operating expenses of TCP and CFPI, legal expenses, accounting and auditing expenses, SEC filing related expenses and additional compensation for new staff. Because of increased management, staff and cost of new technology, general and administrative expenses are expected to increase in the future. Operating expenses are expected to increase in absolute dollars and continue at their current or a somewhat lower percentage of revenue due to the integration of TCP and CFPI, development of new products, and efforts to develop processing and production methodologies to increase the gross margin of each product.

     Results have also been affected by the costs associated with the integration of operational and administrative functions and building infrastructure for future expansion. There can be no assurance that the Company will be able to successfully integrate the businesses it has acquired or integrate them in a timely manner in accordance with its strategic objectives. Failure to integrate acquired businesses effectively and efficiently could have a material adverse effect on the business, financial condition, results of operations and liquidity.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $82,943 or 133% and $272,755, or 165% for the three and nine-month periods ended April 30, 2001, as compared to the same periods in 2000. The additional depreciation and amortization was primarily due to the acquisitions of CFPI and TCP since their acquisitions resulted in intangible assets totaling $1,616,600. These assets are primarily being amortized over a 10-year period.

     OPERATING LOSS. Operating loss for the three month and nine month periods ended April 30, 2001 was $904,436 and $3,974,883 respectively, compared to an operating income of $92,775 and operating loss of $513,138, respectively, for the comparable periods in 2000. The increase in operating loss is primarily attributable to a) an increase in revenue deferral on contracts sold during the periods for which majority of the expenses were recorded, b) $1,676,270 increase in deferred revenue offset by an increase in deferred customer contract expenses of $755,638, c) an increase in selling expenses associated with TCP, d) increased legal, accounting and auditing fees, in connection with the Company's SEC filings, e) increased amortization due to the acquisitions of TCP and CFPI,
f) costs of merging operations and building infrastructure, and g) higher investor and public relations expenses. Management anticipates generating positive cash flows from operations during the fiscal year ending July 31, 2002.

     NON-OPERATING INCOME (EXPENSE). Net interest expense for the three and nine-month periods ended April, 2001 increased $67,039, or 435%, and $177,424 or 256%, respectively, from the comparable periods in 2000. The increase in interest expense relates to the financing of acquisitions. Interest expense is directly related to the level of borrowings and related interest rates. Interest expense is expected to increase in fiscal 2001 due to the acquisition of CFPI that was completed in May 2000, the acquisition of TCP that was completed in July 2000 and the possibility that the Company may obtain third-party debt financing to fund operations and development.

     NET LOSS AND NET LOSS PER SHARE. The net loss for the three and nine month periods ended April 30, 2001 was $986,872 and $4,209,035 respectively, as compared to net income of $77,378 and net loss of $582,545, respectively, for the comparable periods in 2000. The basic and diluted net loss per share for the three and nine month periods ended April 30, 2001 was $0.04 and $0.17, respectively, as compared to net income per share of $0.00 in the third quarter and net loss of $0.03 per share for the nine months for the comparable periods in 2000. The Company has options to purchase approximately 4,695,000 shares of its common stock to employees and warrants to Swartz outstanding as of April 30, 2001, which could potentially dilute earnings per share in the future.

     LIQUIDITY. Management believes that the business is somewhat seasonal; with average number of customer contracts signed declining in the period beginning at Thanksgiving and ending in the first week of January. The months of January, February and March are high productivity months which historically have generated strong cash flow and profitable operations. Management anticipates that sales and profitability will increase significantly during calendar 2001 as the upgrade and integration of products and operations are completed and sales representatives and marketing activities are expanded. These activities and the seasonality impact in November, December and early January have stretched cash resources, which management plans to alleviate by raising bridge financing until the Company generates positive cash flows from operations and/or the Company avails itself of the equity line. In order to obtain funds under the equity line, however, the Company must meet certain conditions precedent and the Company's stock price and volume must reach a point where using the equity line would be beneficial. There can be no assurance that these conditions will be met to access the equity line.


     Except for the historical information contained herein, the preceding discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere herein.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On May 26, 2000, the Federal Trade Commission ("FTC") commenced an investigation against TCP with respect to consumer trade practices involving advertising, promotions and sales that allegedly had occurred. These allegations concern matters arising prior to the acquisition of TCP by CBSA. A settlement order has being executed by the FTC, TCP and CBSA. This settlement will not have an adverse effect on the business or the Company's financial statements.

     On September 19, 2000, the Attorney General of Minnesota filed suit in District Court, Second Judicial District, County of Ramsey, against TCP alleging deceptive trade practices, consumer fraud and false advertising. The plaintiffs in the case are seeking injunctive and other relief. Our legal counsel is involved in ongoing settlement discussions with the plaintiffs. Based on these discussions management currently anticipates that we will settle the matter by signing a cease and desist order and possibly involving a settlement amount. If settlement discussions are not successful and the case proceeds and the plaintiffs ultimately prevail on the merits, which management and our counsel thinks is not likely, we may be fined or other administrative action could be taken. Accordingly, no amounts have been accrued.

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

     On February 23 and February 28, 2001, we terminated Wayne Gemas' consulting agreement and Kevin Gemas' employment agreement, respectively. On March 1, 2001, we filed a suit against Mr. Wayne Gemas and Mr. Kevin Gemas in District Court, Arapahoe County, State of Colorado, alleging breach of contract, breach of covenant good faith and fair dealing, breach of fiduciary duty, aiding and abetting a breach of a fiduciary duty, civil conspiracy by the Gemas' and requested exemplary damages, actual damages, attorney fees and other relief deemed proper by the Court. If we do not prevail on the merits of this case, we may be required to pay damages or court fees.

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


                                        College Bound Student Alliance, Inc.



Date: July 19, 2001                     By: /s/ Jerome M. Lapin
                                        Jerome M. Lapin
                                        Chief Executive Officer



Date: July 19, 2001                     By: /s/ John J. Grace
                                        John J. Grace
                                        Chief Financial Officer