Form 10KSB40
period 2001-07-31
COLLEGE BOUND STUDENT ALLIANCE INC
filed 2001-11-13
CIK 1103137

UNITED STATES SECURITIES AND

                               EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year ended: July 31, 2001

                           Commission File No. 0-30323

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

           NEVADA                                       84-1416023
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

       333 SOUTH ALLISON PARKWAY, SUITE 100, LAKEWOOD, COLORADO 80226-3115
          (Address of principal executive offices including zip code)

         Issuer's Telephone Number, Including Area Code: (303) 804-0155

        Securities Registered Pursuant to Section 12(b) of the Act: None.

           Securities Registered Pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year: $7,351,032

As of October 31, 2001, 24,537,629 shares of common stock were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $632,704.

Documents incorporated by reference:  NONE.

Transitional Small Business Disclosure Format (check one): Yes X  No

TABLE OF CONTENTS

Part I

Item 1.  Description of Business .......................................     3-9

Item 2.  Property ......................................................       9

Item 3.  Legal Proceedings .............................................    9-10

Item 4.  Submission of Matters to a Vote of Security Holders ...........      10

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters ......   11-15

Item 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations .......................   16-21

Item 7.  Financial Statements ..........................................      21

Item 8.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure ....................   21-22

Part III

Item 9.  Directors and Executive Officers, Promoters and
             Control Persons; Compliance With Section 16(a) of the
             Exchange Act ..............................................   23-25

Item 10. Executive Compensation ........................................   26-28

Item 11. Security Ownership of Certain Beneficial Owners and Management    29-30

Item 12. Certain Relationships and Related Transactions ................   30-31

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K   32-33

Item 1. Description of Business

                                   THE COMPANY

OVERVIEW

     We were organized under the laws of the State of Colorado on July 15, 1993 under the name Winter Park Ventures, Inc. On April 22, 1997, we changed our name to SportsStar Marketing, Inc. On July 13, 1999, we changed our name to College Bound Student Alliance, Inc. after the acquisition of College Bound Student Athletes, Inc. Effective August 1, 2000, we changed our domicile to Nevada. Our offices are located at 333 South Allison Parkway, Suite 100, Lakewood, Colorado 80226-3115, and our telephone number is (303) 804-0155.

     National College Recruiting Association, Inc. ("NCRA"), a wholly owned subsidiary of Chartwell International, Inc. granted us an exclusive license for our use, rights, and interests in and to all of the assets, including brand and trade names and databases, constituting the business of NCRA, along with the rights to sell new and service existing franchises of NCRA and to publish the Blue Chip Illustrated magazine. NCRA owns the rights to a program which promotes high school athletes, in the pursuit of scholarships, to colleges. The program's principal method of promotion is through profiles prepared and distributed to various colleges. A profile is a one-page summary about a student, containing information such as the student's name, address, date of birth, name of high school, academic achievements, standardized test scores, desired major, and photograph of the student, and, in the case of student-athletes, athletic awards, achievements, and statistics.

     NCRA also licenses to us the publishing rights to a magazine, BLUE CHIP ILLUSTRATED, which highlights the leading high school athletes in the country. College coaches and fans are typical subscribers to BLUE CHIP ILLUSTRATED. The Company suspended publication of the magazine in 1999.

     We use contractors and employees nationwide to represent high school students and student-athletes seeking financial, informational, recruiting, and admissions assistance to attend college. We offer assistance to our clients in career planning, college major selection, college selection, college entrance testing, searches for merit awards and financial aid and other higher education aids and learning programs. We market our services through weekend workshops held throughout the United States and a direct sales force. Our principal production facilities are located in Dallas/Fort Worth metroplex, we have another office in Orange County, California and we are headquartered in Lakewood, Colorado. Our wholly owned subsidiaries include: College Bound Student-Athletes, Inc. ("CBS-Athletes"), College Foundation Planners, Inc. ("CFPI"), and The College Partnership, Inc. ("TCP").

     During the year ended July 31, 2000 (fiscal 2000) we acquired CFPI and TCP. The terms of these acquisitions are more fully described elsewhere herein. During the year ended July 31,2001 (fiscal 2001) a substantial portion of our focus was to integrate, improve upon and market the products of these businesses into the Company. Currently a substantial portion of our revenue is generated based upon modification of the original products develop by these acquired entities. We acquired EMS athletes in April, 1999.

PRODUCTS AND SERVICES OFFERED

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

     Students pay a fee to become one of our clients. From time to time we receive funds from corporate sponsors wishing to underwrite this fee for student clients. Over the last 3 years we have received 125 such corporate sponsorships from national, regional and local organizations. However, during the twelve months ended July 31, 2001 we only received $35,000 from corporate sponsors.

     Our original core business has been our College Bound Student Scouting/Profiling program. The program assists high school athletic, fine arts, or academic achievers with the college recruiting process, including completion of a verified profile that is then distributed to our proprietary database of college coaches, athletic directors, and department heads to assist the student in obtaining sports, academic, or fine arts scholarships. We presently charge $995 for our ongoing national program, $795 for our regional program of eight states, $695 for our one-time national program, and $350 for each additional area profile.

     We offer our products and services directly to students and their parents via networking with high school coaches, direct mail, phone solicitations, and our Internet website and seminar programs. We also offer our services through corporate sponsorship programs.

     After signing the contract, our representative forwards the student's information to us for processing. The student's file is then opened and a preliminary profile is prepared. After the preliminary profile has been reviewed, a master version is prepared. We then determine to which colleges the profile will be sent based on the particular package purchased by the student, on certain statistical requirements of the student, and also on nonquantitative factors made on a case-by-case basis pertaining to the student's strengths and weaknesses. The profile is mailed to the selected colleges and the colleges' interest is tracked. The profile is updated periodically and resubmitted if necessary.

     We do not have any dependence on any one or small group of direct customers or suppliers. Since we primarily offer services rather than products, our principal suppliers are office supply companies and those commercial printing companies that supply our brochures. The loss of any one supplier would not affect our operations adversely.

     With the acquisition of CFPI, we offer additional products and services to college bound students set forth below:

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

4. Financial Aid Planning and search for merit money which is a complete course in understanding college financial aid programs, how much college costs, and what to do to reduce the out of pocket cost to the family. The program includes a computerized search of colleges that offer Academic Scholarships with criteria that match the student's personal qualifications.

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

     The services that we now offer due to the acquisition of TCP will assist students in all high school grade levels in pursuing their future educational goals. We market our services through weekend workshops held around the nation. The focus of the workshops is to provide insight into early planning for college selection, meeting college admission criteria and the financial aid process. We serve as a "co-source" to families along with the assistance of school guidance counselors.

     We analyze clients in five different areas. These include academic ability, aptitude, interests, college preferences, and family income and assets. With the data, we can create an action plan for each client. Each action plan is unique and specific to each student. Our customer service personnel are available sixteen hours a day, Monday through Friday, fifty-two weeks a year at a toll-free number to advise students and families through all aspects of the college admissions and financial aid process.

     We are hoping to expand our product/service offerings via future acquisitions and the internal development of new products for alternative education or training. Our focus is to greatly broaden our efforts in four distinct markets: the academics, fine arts and athletics assistance markets currently being served by us, and to expand into the vocational studies assistance market.

     We typically charge fees ranging from $695 to $1,495 for each of the services discussed above. Several discount packages that bundle some services are also offered that range from $1,495 to $3,995. All prices are subject to change without notice. We presently accept various credit cards and installment payments. We offer a no interest three payment plan option for some of CFPI's larger college partnership service packages that bundle together several of our programs/services. We offer refunds occasionally when a customer feels that he or she has not been provided valuable services in the college recruiting/financial aid process.

MARKETING AND SALES

     We market our services largely through seminars, corporate sponsors and through an organization of full and part-time regional directors and sales representatives who live in the local area and who are familiar with the high schools, students, teachers, and coaches in that area. One-on-one sales are generally conducted at the student's home with the student's parents and the student, targeting those students and athletes who meet minimum standards of academic, fine arts, and athletic performance. Workshops are used to present information about our services to large groups and to enroll students as new clients.

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

FRANCHISEES

     We previously offered for sale and sold franchises for NCRA businesses, which are the establishing, operating, and promoting of athletic student profiling for college-bound athletes.

     Currently, there are less than 6 franchises active in our program and we have discontinued selling new franchises. We are in the process of phasing out our existing franchises.

TRADEMARKS

     In June 1999, we filed service mark applications with the U.S. Patent and Trademark Office to register the following marks: Career Bound Student Alliance, CBSA, College Bound Student Athletes and College Bound Student Alliance. These applications are pending.

     We acquired the design service mark registration for "CBSA" and "College Bound Student-Athletes", registered on January 24, 1995 with the U.S. Patent and Trademark Office, from CBS-Athletes.

     NCRA has design service marks for "NCRA-National College Recruiting Association" and "Blue Chip Illustrated", which was registered March 9, 1999 with the U.S. Patent and Trademark Office and which are licensed to us.

     As a result of our acquisition of TCP we now own (or are in the application process of owning) the following intellectual property rights;

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

     Process Patent:

          We are also in the process of applying for a patent of our proprietary processes, algorithms and procedures used in our business, which is a sophisticated matrix for identifying the best college for the money for each student client. We currently have the right to this under a lease agreement with an option to purchase in 2004.

COMPETITION

     Management believes that we and our competitors are serving less than 2% of the potential market of all potential college bound high school students that would receive as comprehensive an array of services as offered by the Company on a nation-wide basis. There are two primary types of student services: (i) Internet companies where, for a fee, the student places his/her own information on an Internet site, and (ii) companies with operations similar to ours.

     Management knows of approximately two dozen companies, which appear to offer services similar to ours. Management believes that we can continue to grow in spite of this competition, but, we will need to expand our marketing and sales efforts to do so. Some of these companies are better capitalized than we are.

     While we believe we are one of the leaders in the industry, there can be no assurance that we will be able to maintain our position in the industry. Barriers to entry into Internet-based businesses are low and the development by others of new, improved or modified programs and/or services could make our products and/or services obsolete. Therefore, even if we develop new and innovative services or products that prove to be commercially feasible, there is no assurance that a new development by a competitor will not supersede any such services or products. We must, therefore, continuously improve our services and develop new products in order to be competitive. In this regard, we may not have sufficient resources to undertake the research and development necessary to remain competitive in the industry.

GOVERNMENT APPROVALS AND REGULATION

     We are involved in investigations and one litigation with federal and state regulatory bodies (See Legal Proceedings Section). Among these cases, we were involved in an investigation by the Federal Trade Commission with respect to the past practices of TCP, prior to our acquiring it, relating to consumer trade practices involving advertising, promotions and sales, and this matter was settled without a significant adverse effect to the Company; and are involved in litigation with the Attorney General of Minnesota regarding similar claims against TCP.

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

     We are subject to state and federal laws regarding our past sales of franchises to a small number of our area regional directors and sales representatives (less than 5% of our area regional directors and sales representatives are franchisees). The last franchise was sold in January 1999. We, however, have discontinued offering franchises.

     The National Collegiate Athletic Association (NCAA) has certain rules and regulations pertaining to college student-athletes, which affect our operations. In particular, we may not act as an "agent" for the student or "negotiate" a scholarship on a student's behalf. Management believes that our operations, as an athletic profiling resume service, are in compliance with NCAA rules.

EMPLOYEES

     As of July 31, 2001, we had a total of 67 employees (57 full-time and 10 part-time) in our Colorado, Texas, and California offices. In addition, we have approximately 200 independent regional directors and sales representatives located throughout the country paid on a commission basis.

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


Item 2. Description of Property

     We have a lease agreement with a non-affiliated third party to lease approximately 6,140 square feet of office space at 333 South Allison Parkway, Suite 100, Lakewood, Colorado. The lease term commenced August 1, 2000 and expires July 31, 2005. Monthly rent is $9,460.

     CFPI leases approximately 2,010 square feet of office space from a non-affiliated third party at 14081 South Yorba, Suite 106 and 112, Tustin, California 92780. The lease requires monthly rent of $2,714 and expires July 31, 2004.

     TCP leases approximately 13,357 square feet of office space from a non-affiliated third party at Bank America Tower, 8801 West Freeway, Grand Prairie, Texas 75051. The lease requires monthly rent of $17,231.


Item 3. Legal Proceedings

     In fiscal 2000, the Attorney General of Minnesota filed suit against TCP alleging deceptive trade practices, consumer fraud and false advertising prior to its acquisition by the Company. The plaintiffs in the case are seeking injunctive and other relief. The Company through its legal counsel is involved in ongoing settlement discussions with the State of Minnesota. Based on these discussions management believes this matter will be resolved without significant financial consequences. However, as this may result in a jury trial, no estimate of the loss, if any, can be made.

     In fiscal 2001, the prior owners of a business acquired by the Company in fiscal 1999 filed an action against the Company demanding payments on promissory notes issued in the acquisition.

     The Company contends the purchase price was overvalued as of the purchase date, that the remaining performance thresholds have not been met and, therefore, the corresponding performance payments are not due, and that a return of previous payments may be required. The Company also terminated certain consulting and employment agreements to these prior owners. The Company subsequently filed suit against these parties. One of the prior owners has filed a counter suit against the Company alleging breach of executive employment agreement and seeks money damages in the amount of $540,000 plus attorney fees and other costs. The Company believes that it has meritorious defenses as to the entire amount sought. Accordingly, no amounts have been accrued on this action, however, the promissory notes on the acquisition remain outstanding. The Company intends to vigorously contest this action and seek recovery of the promissory notes issued.

     The Company is also involved in claims, legal actions, regulatory inquiries and interpretations arising in the ordinary course of business and is the subject of investigations in the State of Illinois. In the opinion of management, the ultimate disposition of these matter will not have a material adverse effect on the Company's financial position or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Market for Common Equity and Related Stockholder Matters

     Our common stock is currently traded on the OTC Bulletin Board under the symbol "GRAD". The following table sets forth the range of high and low bid quotations for each fiscal quarter within the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

     FISCAL QUARTER ENDED                   HIGH BID             LOW BID

          October 31, 1999                   $0.52                $0.18
          January 31, 2000                   $0.71                $0.15
          April 30, 2000                     $1.60                $0.20
          July 31, 2000                      $0.31                $0.28
          October 31, 2000                   $0.42                $0.19
          January 31, 2001                   $0.20                $0.09
          April 30, 2001                     $0.36                $0.12
          July 31, 2001                      $0.20                $0.06

     As of October 31, 2001, there were 170 record holders of our common stock. Based on reports from Corporate Stock Transfer, we believe that there are approximately 1,600 beneficial stockholders. Since our inception, no cash dividends have been declared on the common stock.

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

       Investor Name                   Shares Purchased       Proceeds
       -------------                   ----------------       --------

1. Oriental New Investments                1,000,000         $  500,000
2. Michael Chueh                             300,000         $  150,000
3. Diane Marie Wiley                         233,000         $  116,500
4. Rocio Trujillo                            224,000         $  112,000
5. Wall Street Partners                      200,000         $  100,000
6. Angela Gornec                              20,000         $   10,000
7. Arthur Gearhart                            10,000         $    5,000
8. Terry McGowan                               8,000         $    4,000
9. Marion Porter                               5,000         $    2,500
                                          ----------         ----------

         TOTAL                             2,000,000         $1,000,000
                                          ==========         ==========

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

     In May 2000, we issued 2,000 shares of common stock each to Anthony Shouse, our former controller, and John Grace, in consideration for their agreement to defer part of their compensation. The shares were valued at $1,148. Also in May 2000, we issued 51,990 shares of common stock to officers, directors, and advisors (Arthur Harrison, Janice Jones, William Willard, and John Grace) for compensation of $20,149.

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

     In August 2000, we issued 25,000 shares of common stock to Arthur Harrison for compensation of $7,033.

     In August 2000, we issued 100,000 shares of common stock upon the exercise of a stock option to purchase these shares for an exercise price of $27,500.

     In October 2000, we issued 9,600 shares of common stock to Jerome Lapin for compensation of $2,400.

     In November 2000, we issued 71,336 shares of common stock to John Grace for compensation of $8,917.

     In November 2000, we issued 30,000 shares of common stock for the repurchase of franchise rights valued at $11,718.

     In December 2000, we issued 23,167 shares of common stock to John Grace for his agreement to defer part of his compensation. The shares were valued at $3,475.

     In December 2000, we issued 36,000 shares of common stock for the repurchase of franchise rights valued at $4,750.

     In January 2001, we issued 1,457,714 shares of common stock to officers and employees ( Jerome Lapin, Janice Jones and John Grace) for their forgiveness of their deferred compensation balances totaling $182,214.

     In March 2001, we issued 2,000 shares of common stock to Company's directors for compensation of $344.

     In May 2001, we issued 40,000 shares of common stock to Constance J. Cooper as part of the purchase price for CFPI. The shares were valued at $6,400 and this amount was recognized as compensation expense.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We acquired three companies over the sixteen month period ended July 31, 2000 two of which were in the last two months of fiscal 2000. Therefore fiscal 2001 was a year of integration of these businesses and great transition. Considerable effort and resources were expended during fiscal 2001 on consolidating operations, realigning product lines and the sales organizations, developing marketing strategies, improving and expanding products and services, expanding the sales force, identifying and implementing efficiencies and expanding infrastructure. As a result of these activities we incurred significant losses through the 9 months ended April 30, 2001, which have put a heavy strain on our financial resources and worsened our financial position. We however, reached breakeven profitability in the fourth quarter ended July 31, 2001 and believe the worse is behind us.

     Our fiscal year end is July 31. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere herein.

RESULTS OF OPERATIONS: YEAR ENDING JULY 31, 2001 VERSUS JULY 31, 2000

GENERAL

     The revenue recognized during fiscal 2001 was significantly impacted by 3 factors: (1) revenue from two companies acquired near the end of fiscal 2000 being included in fiscal 2001 for the first time, (2) revenues from contracts signed in August through December, 2000 being deferred over a twelve month period whereas revenues from similar open contracts as of July 31, 2000 were recorded as an asset at the time of acquisition and therefore we did not recognize revenue from the existing contracts during our fiscal year 2001, and
(3) revenues from new TCP products introduced in January, 2001 were not recognized until the product was shipped, which delayed revenue recognition for an average of another 3 to 5 months. As a result of these factors the revenue reported in the financial statements in fiscal 2001 is significantly less than the underlying business activity. A substantial portion of the costs relating to the generation of such revenues are recognized as an operating cost when they were incurred and therefore have had the effect of increasing operating costs before the related revenues are recognized. We believe the revenues and operating results of fiscal 2001 are not comparable to the prior year and most likely will not be comparable to future periods as a result of the above factors affecting our revenues.

The table below summarizes the actual business activity for the past four fiscal quarters as compared to the revenues recognized in the financial statements for the same periods. TCP was acquired by us as of July 31, 2000. As previously indicated we substantially changed and improved upon TCP's product January 1, 2001. TCP's contracts account for approximately 85% of our total revenue. Below is a summary of TCP's contracts signed during each quarter of fiscal 2001, the value of TCP contracts signed each quarter together with other company revenues, and the revenues per financial statements, net of reserves.


                                           Three Months        Three Months       Three Months       Three Months
                                               Ended               Ended             Ended              Ended
                                           July 31, 2001      April 30, 2001    January 31, 2001   October 31, 2000
                                           -------------      --------------    ----------------   ----------------
Number of TCP contracts signed, net of
cancellations                                     2,821              3,692              2,115              2,646
                                             ==========         ==========         ==========         ==========

Estimated value of TCP contracts signed,
less estimated reserves                      $2,640,099         $3,296,612         $1,763,898         $1,895,289
                                             ==========         ==========         ==========         ==========

Open TCP customer contract receivables,
net of reserves                              $3,894,349         $3,228,561         $1,901,809         $1,926,000
                                             ==========         ==========         ==========         ==========

Cash collected from TCP customers in
period                                       $2,232,142         $2,397,361         $1,746,289         $1,942,261
                                             ==========         ==========         ==========         ==========

Number of open TCP customer contracts
for which revenue has not been fully
recognized                                        7,821              7,205              6,041              6,360
                                             ==========         ==========         ==========         ==========

Estimated value of TCP contracts signed,
plus revenues from all other company
student services                             $2,841,248         $3,604,248         $2,162,918         $2,327,675
                                             ==========         ==========         ==========         ==========

Revenues per financial statements,
net of estimated reserves                    $3,473,211         $1,779,135         $1,258,899         $  782,496
                                             ==========         ==========         ==========         ==========

     The number of weekend workshops varies from quarter to quarter depending on holidays; there were 9, 12, 10 and 12 workshop weekends in the fiscal quarters ended July 31, 2001; April 30, 2001; January 31, 2001 and October 31, 2000, respectively. Seasonality is impacted by the number of workshop weekends and also by lower turnouts during the November and December holiday season. Numbers of contracts sold during the three and twelve months ended July 2001 are higher than that experienced by TCP prior to the acquisition in its prior year due to a higher unit selling price and higher unit sales volume occurring with the introduction of a new and upgraded products beginning January 1, 2001.

     While the profitability achieved in the fourth fiscal quarter ended July 31, 2001 is not necessarily indicative of future quarters, we believe we will achieve profitability in calendar 2002, and can continue our growth rate and manage our costs. The estimated value of the contracts entered into in the six months ended October 31, 2001 exceeded the same period last year by over 30%, despite some setback caused by the September 11 tragedy and related anthrax scares.

     As a result of the seasonality of our sales and possibly the adverse effects of the September 11, 2001 tragedy, we do expect to report a loss for the first fiscal quarter of 2002. However, this loss is expected to be significantly less than reported for the same quarter of fiscal 2001. Our ability to continue our growth is dependent on obtaining new funding and the absence of further major terrorist activities in the U.S. which would probably significantly reduce attendance at our workshops. Attendance rates in recent weeks have been returning to normal.

REVENUE

     For the year ending July 31, 2001, total revenue increased $5,495,006 or 296% to $7,351,032 as compared to $1,856,026 for 2000. Revenue is expected to continue increasing in fiscal 2002, as we expand our direct sales force, direct marketing campaigns to improve workshop attendance, expand the corporate sponsorship program and implement the CFPI enhanced services model nationwide.

     Student services revenue increased for the fiscal year 2001 to $7,163,383 from $1,285,779 in 2000, primarily as a result of the acquisition of TCP (formerly College Resource Management, Inc.) and a full year's activity from the acquisition of CBS-Athletes in 2001 and CFPI's. Student services revenues are expected to grow as we improve our direct marketing campaigns to increase workshop attendance and expand our number of sales representatives.

     Corporate sponsor revenue decreased $500,320 or 93% for the year ended July 31, 2001 to $35,345 from $535,665 for 2000. While we will continue to search for similar sponsorships in the future, there is no assurance that we will receive additional sponsorships.

     We have recently experienced substantial revenue growth; however, there can be no assurance that we will continue to grow at historical rates or at all. Our ability to generate increased revenue and achieve profitability will depend upon our ability to increase sales through development and/or acquisition of new products, expanding the number of sales representatives, and further developing our direct marketing campaigns to increase attendance at our workshops. Our ability to expand and develop these channels depends on a number of factors beyond our control, including general business and economic conditions. Expansion and development of existing and additional marketing and distribution channels will also depend, in part, upon our ability to secure additional financing, technology, expertise and staff.

     Other revenue increased $117,722 or 340% for the year ended July 31, 2001 to $152,304 from $34,582 for 2000. This primarily represents interest earned on the sale and payments associated with the TCP products.

COST OF SERVICES

     The cost of services for 2001 increased $623,644 or 58% to $1,705,112 from $1,081,468 for 2000. The increase in cost of services is primarily attributable to the acquisition of TCP with its related cost of sales. As a percentage of student services revenue, cost of services was 23% for the current year, as compared to 58% for the prior year. Cost of service decreased as a percentage of revenue because of the low direct cost of TCP's product. Cost of services is comprised primarily of production costs for our product deliverables.

OPERATING EXPENSES

     Selling, general and administrative expenses increased 401% or $7,038,367 to $8,795,286 for 2001, as compared to $1,756,919 for 2000. The increase results from the high sales and marketing costs associated with selling the TCP products which include direct marketing campaigns, commissions and conducting workshops in over 300 locations during 2001.

     Our results have also been affected by the costs associated with the integration of operational and administrative functions and building infrastructure for future expansion.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased 118% or $286,147 to $528,496 for 2001, as compared to $242,349 for 2000. The additional depreciation and amortization was primarily due to the acquisition of TCP, CFPI and CBS-Athletes since their acquisitions resulted in intangible assets totaling $2,321,233. These assets are generally being amortized over a 10-year period.

OPERATING LOSS.

     Our operating loss for 2001 was $3,677,862 compared to an operating loss of $1,224,710 in 2000. The increase in operating loss is primarily attributable to the increased selling, general and administrative costs associated with the, TCP CAP product, costs of merging operations and building infrastructure, high legal and accounting fees, higher investor and public relations expenses, and higher amortization expenses.

NON OPERATING INCOME (EXPENSE).

     Interest expense for 2000 increased 227% or $239,989 to $345,718 as compared to $105,729 for 2000. The increase in interest expense relates primarily to the financing of the acquisitions. Our interest expense is directly related to our level of borrowings and related interest rates.

NET LOSS AND NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

     Net loss for fiscal 2001 was $4,010,901, as compared to $1,319,820 for 2000. The basic and diluted net loss per share attributable to common stockholders for 2001 was $0.16, as compared to net loss per share of $0.07 for 2000.

FINANCIAL CONDITION FOR YEAR ENDED JULY 31, 2000 AS COMPARED TO JULY 31, 1999

     Working capital decreased by $2,818,049 to a negative $3,376,236 balance as of July 31, 2001 from a negative $558,187 balance as of July 31, 2000. This decrease in working capital is primarily attributed to the $1,910,721 increase in deferred revenue to a July 31, 2001 balance of $2,334,301, plus increases in accounts payable and the debt financing of unrecorded contract receivables.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of liquidity and capital resources historically have been borrowings and sales of our equity securities. Cash used for payment of operating costs has offset these sources of cash flows.

     During fiscal 2001 we incurred significant operating losses and a deterioration in working capital as we revamped and improved product lines and our marketing organization, consolidated the operations of our acquired companies and invested in expansion of our operations and infrastructure. We believe these activities consumed considerable focus and resulted in significant losses during the first three quarters of fiscal 2001. A portion of these costs and operating deficits were funded by a financing of our on and off balance sheet customer contract receivables, the deferral of compensation by certain executives, the deferral of payments to certain vendors and related parties, and stock issued for services. We recognize that these activities can not occur as a long-term strategy. We need to generate positive cash flows from operations, raise debt and equity financing and further corporate sponsor contributions. During the final quarter of fiscal 2001 financial results indicate we were marginally profitable during this quarter and new customer contracts sold increased 35% over the first fiscal quarter of 2001.

     We do not expect our near-term growth in cash flow from increased sales will be sufficient to meet our obligations and will need to rely on a significant portion of outside funding to continue our operations and fund our growth. We do believe, however, our current financing sources can provide us adequate funding to sustain operations through fiscal 2002. We also believe we can attach alternative sources of capital on more favorable terms. We have recently engaged two investment banking firms to assist us in obtaining both debt and equity financing and certain investor prospects have informally indicated an interest in making a significant investment. While there is no guarantee we will be successful in attracting such investment, we believe reorganization costs are behind us, we have substantially decreased our losses from operations, sales are improving and the fundamentals of our business are strong, which all present an attractive investment vehicle with growth potential. At October 31, 2001 we had financed approximately $1,500,000 of receivables as senior debt, had pledged collateral of approximately $1,600,000 against the senior debt and had $1,600,000 of unencumbered receivables and contracts. For financing purposes, we have been able to use as collateral open contracts for which we have not yet delivered our product (therefore they are not recorded as receivables for financial statement purposes) but these contracts have met certain criteria for financing by our lender. We believe the unencumbered contract receivables are available for further senior debt and the collaterized receivables are available for subordinated debt. Our investment banker estimates that approximately $3 to $5 million can be raised as subordinated debt over and above a minimum of $1 million additional senior debt securities. Management and our investment banker expect the terms and conditions of additional financing on senior debt are expected to be better than the existing line; however, terms may not be as beneficial to us on the subordinated debt or equity securities as might otherwise be expected in normal circumstances because of our past losses. Additionally, certain funds raised are required to be paid to accelerate payments on debt obligations.

     In summary, management believes that our cash requirements through next year will be satisfied by the following sources; (1) cash expected to be generated from operations, (2) obtaining further senior debt financing (3) obtaining subordinate debt financing, (4) corporate sponsor contributions and
(5) possible equity financing. No assurance can be given, however, that we will be successful in obtaining additional capital to satisfy existing obligations and fund future operations and at what terms such capital will be available.

     As reflected in our statement of cash flows during fiscal 2001 we used $290,904 cash in operations as compared to $616,887 in fiscal 2000. Uses of cash in operations in fiscal 2001 consisted of our net loss $4,010,901 offset by non cash expenses of $919,045. The revenue recognition factors as described in the Results of Operations section on page 16 explain why our loss is so much greater then our use of cash in operations.

     In fiscal 2001 cash provided by financing activities consisted primarily of $1,034,084 financed by the placement of both on and off balance sheet customer contract receivables. In fiscal 2000, cash provided by financing activities consisted primarily of $974,984 realized upon the sale of the Company's common stock.

     Cash used in investing activities in fiscal 2001 was $34,080 to purchase property and equipment. Cash used in investing activities in fiscal 2000 was $3,669 to purchase property and equipment $24,119 paid to purchase CFPI and $100,000 to purchase licenses, net of $74,683 of cash acquired from TCP.

YEAR 2002 COMPLIANCE

     We have had no significant disruptions due to Year 2001 issues and we do not expect any disruptions in the future. We have expended no financial or technical resources to remediate any Year 2002 problems.


Item 7. Financial Statements

     Consolidated Financial Statements are included herein beginning on page
F-1.


Item 8. Changes in and Disagreements with Accountants and Financial Disclosure

     KPMG LLP ("KPMG") was previously the principal accountants of the Company. On September 28, 2001, we sent a letter to KPMG notifying it that its appointment as principal accountants was terminated. This action was subject to approval by our Board of Directors. Our Board of Directors approved the change in independent accountants on October 2, 2001. On October 3, 2001, we appointed Hein + Associates LLP to replace KPMG as our independent public accountants to audit our consolidated financial statements for the year ended July 31, 2001. KPMG was not dismissed by us due to any disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     The independent auditor's reports of KPMG on our consolidated financial statements for the years ended July 31, 200 and 1999 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audits of the two most recent fiscal years ended July 31, 2000 and the subsequent interim periods through the date of KPMG's dismissal, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter thereof in connection with its independent auditor's report, except as follows:

          During the quarters ended October 31, 2000 and January 31, 2001, our senior management responsible for the financial statements (including the Chief Financial Officer, Chairman of the Board and President and an additional member of the Board of Directors) had discussions with KPMG regarding the appropriate revenue recognition policy for the multiple-element contract arrangements entered into from August 1 to December 31, 2000 by a recently acquired subsidiary.

          KPMG characterizes the above noted discussions as a disagreement as the term is defined in Item 304 (a) (1) (iv) of Regulation S-K, and we do not.

     We authorized KPMG to respond fully to the inquiries of Hein + Associates concerning all of the matters discussed herein.

     A letter from KPMG LLP addressed to the Securities and Exchange Commission dated November 8, 2001 stating whether it agrees with the above statements is furnished in the 8-K/A-2 filed November 8, 2001.

     We have not, during our two most recent fiscal years and any subsequent interim periods prior to engaging the new accountant, consulted with the newly engaged accountant regarding:

     (i) The application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant's financial statements, and neither a written report was provided to the registrant nor oral advice was provided that the new accountant concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or

     (ii) Any matter that was either the subject of a disagreement or a reportable event.

Item 9. Directors and Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

     The officers and directors of the Company are as follows:

           NAME            AGE                    POSITION
           ----            ---                    --------

     Jerome M. Lapin       71      Chief Executive Officer, Chairman Of the
                                   Board and Director

     Douglas Rother        50      President

     Janice A. Jones       53      Executive Vice President - Corporate
                                   Development, Corporate Secretary and Director

     John J. Grace         57      Chief Financial Officer

     John Chapman          43      VP Finance and Administration

     Rick N. Newton        48      Director

     Peter Lambert         49      Director

     Leonard Chaikind      70      Director


     There is no family relationship between any Director or Executive Officer of the Company except that Janice A. Jones and John J. Grace are married to each other

     Effective September 20, 2001 the Company established an Audit Committee and a Compensation Committee. The Audit Committee currently consists of Mr. Chaikind and Peter Lambert. The Compensation Committee currently consists of Rick N. Newton and Peter Lambert.

     Set forth below are the names of all Directors and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years:

     JEROME M. LAPIN has been Chief Executive Officer and a Director since August 1999, and Chairman of the Board since December 1, 2000. From January 1994 to July 1999, Mr. Lapin was President, CEO and Chairman of the Board of Directors of American Coin Merchandising Corporation, a publicly traded company, (symbol ACMI), based in Boulder, Colorado. Mr. Lapin was a co-founder of International House of Pancakes in 1958. In 1966, he retired to Australia where he pursued private business interests including World Hosts Pty, Ltd., which owned Caprice Restaurant and established Orange Julius in Australia. In 1978 Mr. Lapin returned to the United States and became President and CEO of Topsy's International, Inc., Kansas City, Missouri, which acquired the Tastee Freez chain of 800 units. He was also President of Sanwa Foods, Inc., a soup manufacturer in Los Angeles that was subsequently acquired by Campbell Soups.

     DOUG ROTHER President, formerly served as President of Columbine JDS Systems, Inc., from 1995 through 2000, a software and hardware provider to the electronic/media industry the largest company of its type in the world. Clients included MTV, Turner Broadcasting, Tribune, New York Times, and many others. During his five year tenure, revenues grew from $20 million to $150 million and over 700 employees worldwide reported to him. Prior to that position, he was President of Jefferson Pilot-Data Systems, one of four divisions of Jefferson-Pilot Insurance (NYSE:JP). Mr. Rother holds a B.A. in Political Science and an MBA in Marketing from the University of Memphis.

     JOHN CHAPMAN has successfully turned around and grown two technology companies in the last eight years. Since 1997, Mr. Chapman served as Chief Financial Officer for Page Digital, Inc. where revenues grew from $5 million to $13 million. From 1995 to 1997, he was corporate controller for Production Data Systems, Inc. (PDS) where revenues grew from $20 million to $50 million during his two year tenure. During Mr. Chapman's tenure, PDS grew from 250 to over 600 employees. Mr. Chapman served as an audit manager with Price Waterhouse Coopers from 1983 to September 1991. He holds a BS Business degree from San Diego State University.

     JANICE A. JONES, Ph.D., is co-founder, and has been a director since 1997 and our corporate secretary since 1998. She was appointed Vice President - Corporate Development in March 2000. In addition, she founded and has been a director of Chartwell since its inception in 1984 and its Chief Executive Officer since 1990, as well as President and a director of NCRA. In 1979 she formed The Chartwell Group, Inc., an investment banking and financial relations firm serving emerging growth companies. Dr. Jones was engaged in investor relations for several companies from 1973 to 1982 including Cameron & Associates from 1976 to 1980. Dr. Jones holds Ph.D., 1980, and Masters, 1976, degrees in Social Sciences from Yeshiva University, and a B.A., 1973, from Hunter College. She received the Hunter College Hall of Fame Award in 1986. Dr. Jones devotes her full-time to our business and that of Chartwell.

     JOHN J. GRACE is co-founder of our Company and became our Chief Financial Officer in September 2000. Mr. Grace has worked with us in an advisory capacity since inception on a variety of matters including acquisitions, development of products and services, managerial appointments and finance. Prior to 1993, Mr. Grace was a trustee at the Center for the New West, a think tank, and was a senior fellow there in 1995-1996 and the Executive Director in 1996 before joining Chartwell and our Company in senior advisor roles. Prior to this, Mr. Grace was a Managing Partner at Coopers & Lybraud (or now Price Waterhouse Coopers) where he spent 28 years in various senior positions.

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

     RICK N. NEWTON has been a Director since April 1999, and served as Chairman of the Board from April 1999 to December 2000. From November 1996 to March 1999, he was Director of Corporate Finance Services at American Express Co., Denver, Colorado. From April 1990 to October 1996, he was CEO of Systems Science Institute. Mr. Newton has more than 28 years of multi-industry experience3 ranging from start-up to Fortune 500 companies, and he played a significant role (as an outside advisor) in our acquisition of CBS-Athletes. He graduated from the University of Colorado with a Degree in Engineering. Mr. Newton devotes approximately 5% of his time to our business.

     LEONARD CHAIKIND is the Chairman & CEO of Institutional Investors Consulting Company (IICC), Houston, Texas. Mr. Chaikind has served in this capacity since he founded IICC on July 15, 1991. IICC is a holding company, an investment bank and an investment advisory group. Its primary focus is to help its clients in the area of private (non traditional) investments. Prior to founding IICC, Mr. Chaikind worked for Royal Dutch Shell and the Shell Oil Company for 33 years (1958 to 1991) in a wide variety of assignments. From late 1985 to August 1991, Mr. Chaikind served as the Administrator of the $12 billion dollars Shell Savings and Retirement Programs with responsibility for both the investment and administration of 4 major funds. He was one of the key founders of the Committee on Investment of Employee Benefit Assets (CIEBA), the largest Corporate Pension Fund Group in the World, and served as Vice Chairman of this group from its beginning until his retirement from Shell. He also served as an active member of both the NYSE Institutional Investors Advisory Committee and the Commodity Futures Trading Commission Advisory Board (the CFTC is to the futures and derivatives industry what the SEC is to securities industry).

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

     To our knowledge, during the fiscal year ended July 31, 2001, our officers and directors complied with all applicable Section 16(a) filing requirements. These statements are based solely on a review of the copies of such reports furnished to us by our officers and directors and their written representations that such reports accurately reflect all reportable transactions.

Item 10. Executive Compensation

     The following table sets forth information for all persons who have served as the chief executive officer during the last completed fiscal year:

                                               Summary Compensation Table
                                               --------------------------


                              Annual Compensation                                 Long Term Compensation
                              -------------------                                 ----------------------
                                     Salary                                     Awards              Payouts
                                     ------                                     ------              -------
                                                                                      Securities
                                                         Other        Restricted      Underlying                  All other
   Name and                                              Annual         Stock         Option/SARS     LTIP       compensation
   Position        Year      Current     Deferred(1)  Compensation      Awards         (Number)      Payouts         ($)
   --------        ----      -------     --------     ------------      -------        --------      -------         ---
  Jerome M.
    Lapin          2001      $65,999      $97,512          $-0-             $-0-          $-0-         $-0-        $2,000(2)
    Chief
  Executive        2000        $-0-       $70,000          $-0-             $-0-        550,000        $-0-           $-0-
 Officer and
 Chairman of
the Board and
   Director

John J. Grace
    Chief          2001      $44,525      $63,100-         $-0-             $-0-           -0-         $-0-        $2,000(2)
  Financial
   Officer

----------

(1)  Deferred compensation is due November 1, 2002.
(2) Mr. Lapin received $2,000 for compensation to serve as a Director and Mr. Grace received $2,000 for compensation as a member of the Board of Advisors.
(3)  There were no bonuses paid to Mr. Lapin or Mr. Grace.


COMPENSATION OF DIRECTORS

     Beginning in May 2000, we have paid each of the Company's Directors $500 per quarter and agreed to issue the, at their choice, either options to purchase 3,000 shares of common stock exercisable at $0.50 per share or 1,500 shares of common stock, for each quarter they serve.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     In April 1999, we entered into an employment agreement with Rick Newton. Pursuant to the terms of the agreement, Mr. Newton received 55,000 restricted shares of common stock upon acceptance of his employment and an option to purchase up to 1,000,000 shares of common stock at $0.50 per share. The option is exercisable for a five-year period and vests at the rate of 200,000 shares per year. On August 10, 1999, the Board of Directors rescinded the five-year option to purchase up to 1,000,000 shares, but granted Mr. Newton the option to purchase up to 60,000 shares at $0.50 per share, this amount vested on the commencement of his employment. This option expires April 16, 2004. On May 31, 2000, Mr. Newton was granted a five-year option to purchase up to 250,000 shares at $0.50 per share. This option is vested as to 140,000 shares and will vest as to the remaining 110,000 shares on April 19, 2001 if he has performed as Chairman through November 6, 2000.

     On August 9, 1999, we entered into an Employment and Stock Option Agreement with Jerome M. Lapin, the Chief Executive Officer. Mr. Lapin's employment agreement renews automatically for successive one-year terms unless his employment is terminated. He is paid an annual salary of $60,000 and was granted five-year options to purchase 500,000 shares of common stock at $0.272 per share, half of which vested on August 9, 1999 and the remainder of which will vest August 9, 2000. Mr. Lapin has agreed that during his employment with us and for a period of three years from the termination of his employment that he will not directly or indirectly, own, manage, operate, control, be employed by, perform services for, consult with, solicit business for, participate in, or be connected with the ownership, management, operation, or control of (i) any business which is materially similar to or competitive with our business in the United States or (ii) any of our then existing vendors, affiliates, or customers in the United States. Mr. Lapin's salary was increased effective March 1, 2000 to $80,000 per year. He was also granted an additional option to acquire 50,000 shares exercisable at $0.50 per share, vesting March 1, 2001. Mr. Lapin has deferred payment of his salary. At July 31, 2000, $67,053 in salary had been accrued and deferred. Effective September 1, 2000, Mr. Lapin's salary was increased to $170,000, a portion of which is deferred up to November 2, 2002. In January 2001, Mr. Lapin opted to convert $85,500 of his deferred salary into 684,000 shares of the Company's common stock. At July 31, 2001, salary deferred and accrued totaled $49,583.31.

     On August 16, 2000, we entered into a letter agreement with John J. Grace, the spouse of Janice Jones and an officer, director, and principal shareholder, with regard to his compensation for services rendered July 1, 1999 through December 31, 1999. Mr. Grace billed us for actual time worked at the rate of $100 as follows: $25 per hour payable upon receipt of billings, $50 per hour payable upon receipt of financing of $500,000 or more, and $25 per hour in stock. For the fiscal years ending July 31, 1999 and July 31, 2000, Mr. Grace earned $-0- and $107,750, respectively, and received $22,000 in March 2000. Mr. Grace has agreed to defer receipt of compensation until we receive additional financing. Mr. Grace agreed to become our CFO commencing September 1, 2000. His salary structure is substantially the same. Effective September 1, 2000, one half of Mr. Grace's salary is to be paid with the other half being deferred up to November 1, 2002. In January 2001, Mr. Grace opted to convert $82,292 of his deferred salary into 658,333 shares of the Company's common stock. At January 1, 2001, his annual salary was established at $136,800 per annum of which 1/2 is deferred and 1/2 payable semi-monthly, and which salary is to be reduced to $120,000 per annum upon hiring a V.P. of Finance and Administration. At July 31, 2001, salary deferred and accrued totaled $35,350.

     Beginning March 2000, Dr. Jones was paid an annual salary of $50,000. Effective January 1, 2001, Dr. Jones' salary increased to $60,000. In January 2001, Dr. Jones opted to convert $10,000 of deferred salary into 80,000 shares of the Company's common stock. At July 1, 2001, Dr. Jones' salary was increased to $96,000, of which a portion is deferred. At July 31, 2001, salary deferred and accrued totaled $2,000.

     On May 5, 2000 in connection with the acquisition of College Foundation Planners, Inc (CFPI), we entered into an Employment Agreement with Constance Cooper. Under the terms of the Agreement, Ms. Cooper is to be employed by us for an initial term of three years, with annual extensions thereafter by mutual consent of the parties, at an annual salary of $54,000, beginning on March 1, 2001. Ms. Cooper is entitled to a bonus equal to 50% of CFPI's annual pre-tax cash flow (Net Income) from $50,000 to $150,000 and a bonus equal to 25% of pre-tax Cash Flow (Net Income) over $150,000 to $300,000. No payments have been made or earned under this plan and a new mutually agreed to plan will be established for fiscal 2002. In addition, Ms. Cooper receives a car allowance of $380 per month. She was also granted four-year option to purchase 500,000 shares of common stock at $0.50 per share or the then current market value up to $1.00, that vest at a rate of 166,666 shares per year over the next three years, providing certain milestones are met. In August this option was exchanged for 50,000 shares of the Company's restricted common stock.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the common stock, as of October 31, 2001:

Name and Address of Owner              Number of Shares Owned   Percent of Class
-------------------------              ----------------------   ----------------

Chartwell International, Inc                 6,987,641              28.48% (1)
333 South Allison Parkway, Ste 100
Lakewood, CO 80226

Janice A. Jones                             11,190,442 (2)          45.61% (2)
333 South Allison Parkway, Ste 100
Lakewood, CO 80226
Vice President-Corporate Development,
Secretary and Director

John J. Grace                                4,902,801 (3)          18.98% (3)
333 South Allison Parkway, Ste 100
Lakewood, CO 80226
Chief Financial Officer

Scott G. Traynor                             2,000,000               8.15%
5690 Buckleigh Point
Suwanee, GA 30024

Kevin W. Gemas                               1,352,000 (4)           5.51% (4)
1001 W. Glen Oaks Lane
Suite 108
Mequon, WI 53092

Jerome M. Lapin                              1,352,000 (5)           5.51% (5)
333 South Allison Parkway, Ste 100
Lakewood, CO 80226
CEO and Director

Rick N. Newton                                 365,500 (6)           1.49% (6)
333 South Allison Parkway, Ste 100
Lakewood, CO 80226
Chairman of the Board

Peter Lambert                                   25,500 (7)           0.10%
3130 Wilshire Boulevard, 4th Floor
Santa Monica, CA 90400
Director

Harris Ravine                                   25,000 (8)           0.10%
333 South Allison Parkway, Ste 100
Lakewood, CO 80226
Director

Leonard Chaikind                                25,000 (9)           0.10%
2600 S. Gessner, Ste 501
Houston, TX 77063

Officers and Directors as a group           11,883,542              48.43%
(7 persons)
-----------------

(1) Dr. Janice A. Jones is the beneficial owner of 46% of the common stock of Chartwell International, Inc. ("Chartwell"). Dr. Jones is an officer and director of Chartwell and may be deemed to have beneficial ownership of the shares owned by record by Chartwell.

(2) Includes 6,987,641 shares held by Chartwell International, Inc., 188,500 shares held directly, 1,144,301 shares owned of record by John J. Grace (the spouse of Janice A. Jones), 1,500,000 shares owned of record by Family Jewels II Limited Partnership (an entity owned and controlled by Dr. Jones), the right to convert debt into 1,000,000 shares held by The Chartwell Group, Inc. (a company owned and controlled by Dr. Jones) and shares issuable upon option held by Janice A. Jones to purchase 1,800,000 share from Chartwell. Dr. Jones disclaims beneficial ownership of the shares beneficially held by her husband John J. Grace. Also includes 70,000 share held jointly with her husband, John J. Grace.

(3) Includes 1,144,301 shares owned of record by John J. Grace, 188,500 shares held of record by Janice A. Jones, his wife, shares issuable upon an option held by Mr. Grace to purchase 200,000 shares from Chartwell, shares issuable upon an option held by Janice A. Jones to purchase 1,800,000 share from Chartwell, 1,500,000 shares owned of record by Family Jewels II Limited Partnership (an entity owned and controlled by Janice A. Jones). Mr. Grace disclaims beneficial ownership of shares beneficially owned by his wife. Also includes 70,000 shares held jointly with his wife, Janice A. Jones

(4) These shares are owned of record by Kevin W. Gemas and Wayne O. Gemas as joint tenants. Includes shares issuable upon exercise of an option to purchase 500,000 shares. See Part I - Item 1. Description of Business. Includes 352,000 shares held in escrow to secure payment of certain notes.

(5) Includes 794,100 shares held directly and 450,000 shares issuable under currently exercisable options.

(6) Includes 55,500 shares held directly and 310,000 shares issuable under an option.

(7) Includes 500 shares held directly and 25,000 shares issuable under an option.

(8) Mr. Ravine has resigned in September, 2001 and became a member of the Board of Advisors.

(9)  Includes 25,000 shares issuable under an option.

(10) This table is based on $24,537,629 shares of common Stock outstanding on October 31, 2001.


Item 12. Certain Relationships and Related Transactions

     In June 1997, we entered into an agreement with National College Recruiting Association, Inc. ("NCRA"), a wholly-owned subsidiary of Chartwell International, Inc. Chartwell International was at the time and still is one of our principal shareholders. NCRA granted us an exclusive license for the use, rights, and interests in and to all of the assets constituting the business of NCRA, along with the rights to sell new and service existing franchises of NCRA and to publish the Blue Chip Illustrated magazine. This agreement was amended on August 1, 2000. Under the amended agreement we guarantee a monthly royalty payment of $12,500 on annual Company revenues up to $10,000,000 and 1.0% for revenue that exceed ten ($10) million dollars per annum. In addition, NCRA has agreed to defer on half of its royalty fee during the first year until November 1, 2002, or earlier, if sufficient funds are available. As of July 31, 2001 $61,500 of the royalty fees was deferred and accrued.

     Through July 31, 200, we leased office space on a month-to-month basis from Chartwell International, Inc. Rental expense was $80,319 for the year ended July 31, 2000.

     On February 26, 1998, we entered into a Management Services Agreement with Chartwell International, Inc. Chartwell agreed to raise capital for us as required; provide accounting and financial services; provide accounting and financial services; provide acquisition services; communicate with major investors, business partners and legal counsel; assist in the utilization of trade credits; assist in the preparation of business plans; and assist with external promotional announcements. We agreed to pay Chartwell $7,500 per month beginning February 1, 1998 until our revenue exceeds $4,000,000 per year. At that time, Chartwell's fee would increase to 2-1/2% of total revenue. We also agreed to reimburse Chartwell for it's out of pocket expenses incurred by Chartwell on our behalf. Management fee expense was $52,500 for the years ended July 31, 2000. This agreement was terminated February 29, 2000.

     On March 29, 1999, in connection with the acquisition of CBS-Athletes, we entered into an Employment Agreement with Kevin Gemas. Under the terms of the Agreement, Mr. Gemas was to be employed by us for an initial term of five years, with annual extensions thereafter by mutual consent of the parties, at an annual salary of $90,000, subject to annual review. In addition, Mr. Gemas receives a standard benefit package (health insurance, vacation pay, sick pay, etc.) and an automobile allowance of $1,100 per month. Mr. Gemas' employment agreement was terminated effective February 28, 2001.

     We have a note payable for the value of $43,721 to Chartwell for borrowed trade credits as of July 31, 2001.

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

     On January 28, 2000 and February 1, 2000, we borrowed $52,500 and $17,500, respectively, from Chartwell International, Inc., one of our principal shareholders and a company of which Janice Jones is an officer, director and principal shareholder. Janice Jones is also an officer and director for us, and one of our principal shareholders. The notes are unsecured and accrue interest at the rate of 10% per annum. These loans are still outstanding and Chartwell has agreed to extend the maturity date of these loans to November 1, 2002.

     On December 20, 2000, Jerome Lapin, John Grace and Janice Jones made six month working capital loans totaling $120,000 ($40,000 each) to the Company collateralized by the Company's open customer contracts. The interest rate on these notes is 14% per annum, compounded monthly and payable quarterly. In June 2001, the lenders extended the term for an additional six months and subordinated their collateral interests to those of Monterey Financial.

     We believe that the terms of transactions with affiliates are the same as terms we would be able to negotiate with unaffiliated third parties.

Item 13. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

Exhibit
Number    Description and Location
------    ------------------------

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

  27      Financial Data Schedule. Previously filed.


     (b)  Reports on Form 8-K.

          Form 8-K; August 7, 2000; Items 2 & 7
          Form 8-K/A; October 13, 2000; Items 2 & 7.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form SB-2 and authorized this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lakewood, State of Colorado on November 13, 2001.

COLLEGE BOUND STUDENT ALLIANCE, INC.

Date:  November 13, 2001                   By: /s/ Jerome M. Lapin
                                           ----------------------------
                                           Jerome M. Lapin
                                           Chief Executive Officer

     In accordance with the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons in the capacities and on the dates stated.

Date:  November 13, 2001                   By: /s/ Jerome M. Lapin
                                           ----------------------------
                                           Jerome M. Lapin
                                           Chief Executive Officer and
                                           Chairman of the Board

Date:  November 13, 2001                   By: /s/ John J. Grace
                                           ----------------------------
                                           John J. Grace
                                           Chief Financial Officer and
                                           Principal Accounting Officer

Date:  November 13, 2001                   By: /s/ Janice Jones
                                           ----------------------------
                                           Janice Jones
                                           Executive Vice President-Corporate
                                           Development, Secretary and Director

Date:  November 13, 2001                   By: /s/ Rick Newton
                                           ----------------------------
                                           Rick Newton
                                           Director

Date:  November 13, 2001                   By:
                                           ----------------------------
                                           Peter Lambert
                                           Director

Date:  November 13, 2001                   By:
                                           ----------------------------
                                           Leonard Chaikind
                                           Director


                       COLLEGE BOUND STUDENT ALLIANCE, INC AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                      JULY 31, 2001 AND 2000

                                              ASSETS
                                                                          2001           2000
                                                                      -----------    -----------
CURRENT ASSETS
Cash                                                                  $   453,337    $   231,271
Amounts due from customer contracts acquired,
    net of allowance for doubtful accounts of $435,204                       --        1,796,784
Accounts receivable, net of allowance for doubtful accounts
    of $182,141 and $100,000 in 2001 and 2000, respectively             1,278,878         18,398
Notes receivable from financing                                           154,901           --
Inventory                                                                 152,244           --
Deferred customer contract expenses                                       849,711           --
Other current assets                                                       80,043         10,340
                                                                      -----------    -----------

        Total Current Assets                                            2,969,114      2,056,793

Property and equipment, net                                               389,134        494,791
Licensing rights, net of accumulated amortization of $210,367
      $210,367 and $147,089 in 2001 and 2000, respectively                109,856        175,072
Intangible and other assets, net of accumulated amortization
      of $514,574 and $193,367 in 2001 and 2000, respectively           2,321,233      2,703,187
Other assets                                                               24,019           --
                                                                      -----------    -----------

        Total Assets                                                  $ 5,813,356    $ 5,429,843
                                                                      ===========    ===========

                           LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable on financing                                          $   887,317    $      --
  Current maturities on long-term obligations                             261,835        236,593
  Current maturities of long-term obligations related parties             726,685        847,725
  Accounts payable                                                      1,287,240        555,552
  Accrued liabilities                                                     847,912        541,130
  Deferred revenue                                                      2,334,361        423,640
                                                                      -----------    -----------

        Total Current Liabilities                                       6,345,350      2,604,640

LONG-TERM LIABILITIES
  Deferred rent                                                           366,656           --
  Long-term obligations, less current mauturities                       1,616,158      1,782,218
  Long-term obligations to related parties, less current maturities       621,637        427,794
                                                                      -----------    -----------
                                                                        2,604,451      2,210,012
                                                                      -----------    -----------
        Total Liabilities                                               8,949,801      4,814,652

COMMITMENTS AND CONTINGENCIES (Notes 2,5,8,14,15,16)

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, $.001 par value, 10,000,000 shares authorized none issued or outstanding
 Common stock, $.001 par value, 40,000,000 shares authorized;
  27,207,229 issued and 25,207,229 shares issued and
  outstanding at July 31, 2001, and 25,483,068 shares
  issued and 23,483,068 shares issued and outstanding
  at July 31, 2000                                                         25,207         23,482
 Additional paid-in capital                                             3,756,851      3,521,489
 Deferred compensation                                                       --          (22,178)
 Accumulated deficit                                                   (6,918,503)    (2,907,602)
                                                                      -----------    -----------

        Total stockholders' equity (deficit)                           (3,136,445)       615,191
                                                                      -----------    -----------

        Total liabilities and stockholders' equity (deficit)          $ 5,813,356    $ 5,429,843
                                                                      ===========    ===========


                   See accompanying notes to consolidated financial statements.



              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       YEARS ENDED JULY 31, 2001 AND 2000

                                                        2001            2000
                                                    ------------    ------------

Revenue:
  Student services                                  $  7,163,383    $  1,285,779
  Corporate sponsor contributions                         35,345         535,665
  Financing revenue                                      150,358            --
  Other                                                    1,946          34,582
                                                    ------------    ------------
                                                       7,351,032       1,856,026
Cost of services                                      (1,705,112)     (1,081,468)
                                                    ------------    ------------
     Gross profit                                      5,645,920         774,558

Selling, general and administrative expenses           8,795,286       1,756,919
Depreciation and amortization                            528,496         242,349
                                                    ------------    ------------
                                                       9,323,782       1,999,268
                                                    ------------    ------------
     Loss from operations                             (3,677,862)     (1,224,710)

Interest expense                                        (345,718)       (105,729)
Other income, net                                         12,679          10,619
                                                    ------------    ------------
     Net loss                                         (4,010,901)     (1,319,820)

Fair value of warrant issued                                --          (124,278)
                                                    ------------    ------------

     Net loss attributable to common stockholders   $ (4,010,901)   $ (1,444,098)
                                                    ============    ============

Net loss per share attributable to common
stockholders - based and diluted                    $      (0.16)   $      (0.07)
                                                    ============    ============

Weighted average number of common shares
outstanding basic and diluted                         24,484,676      19,562,120
                                                    ============    ============


          See accompanying notes to consolidated financial statements.



                                   COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                            YEARS ENDED JULY 31, 2001 AND 2000



                                          COMMON STOCK            ADDITIONAL                                       TOTAL
                                   --------------------------      PAID-IN        DEFERRED      ACCUMULATED     STOCKHOLDERS'
                                     SHARES         AMOUNT         CAPITAL      COMPENSATION      DEFICIT     EQUITY (DEFICIT)
                                   -----------    -----------    -----------    ------------    -----------   ---------------
Balance at August 1, 1999           17,784,748    $    17,785    $ 1,531,936    $      --      $(1,587,782)   $   (38,061)

Common stock issued for              2,000,000          2,000        972,984           --             --          974,984
     cash, net of offering costs
Common stock issued to                  64,000             64         22,832           --             --           22,896
     directors for services
Common stock issued to                  38,347             38         18,198           --             --           18,236
     employees in lieu of cash
     compensation
Common stock issed for               1,071,473          1,071        282,410           --             --          283,481
     services
Common stock issued for              2,524,496          2,524        658,004           --             --          660,528
     acquisitions
Cancellation of common                (351,996)          (352)           352           --             --             --
     stock held in escrow
Reissuance of common                   352,000            352           (352)          --             --             --
     stock held in escrow
Fair value of warrants issued             --             --          124,278           --             --          124,278
     for common stock put
     agreement
Warrants issued in exchange               --             --         (124,278)          --             --         (124,278)
     for common stock put
     agreement
Issuance of common stock                  --             --           35,125        (35,125)          --             --
     option awards
Amortization of common                    --             --             --           12,947           --           12,947
     stock and common stock
     option awards
Net loss                                  --             --             --             --       (1,319,820)    (1,319,820)
                                   -----------    -----------    -----------    -----------    -----------    -----------

Balance at July 31, 2000            23,483,068         23,482      3,521,489        (22,178)    (2,907,602)       615,191

Common stock issued to                 100,447            101         10,804           --             --           10,905
     directors and employees
     for services
Common stock issued for              1,457,714          1,458        180,756           --             --          182,214
     deferred compensation
Common stock issued for                100,000            100         27,400           --             --           27,500
     exercise of options
Amortization of common                    --             --             --           22,178           --           22,178
     stock and common stock
     option awards
Common stock issued for                 66,000             66         16,402           --             --           16,468
     purchase of franchisees
Net loss                                  --             --             --             --       (4,010,901)    (4,010,901)
                                   -----------    -----------    -----------    -----------    -----------    -----------

Balance at July 31, 2001            25,207,229    $    25,207    $ 3,756,851    $      --      $(6,918,503)   $(3,136,445)
                                   ===========    ===========    ===========    ===========    ===========    ===========


                               See accompanying notes to consolidated financial statements.



                          COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   YEARS ENDED JULY 31, 2001 AND 2000

                                                                                    2001           2000
                                                                                -----------    -----------

Cash flows from operating activities:
  Net loss                                                                      $(4,010,901)   $(1,319,820)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Provision for doubtful accounts                                                 182,141        100,000
    Depreciation and amortization                                                   528,496        242,349
    Issuance of common stock for director and employee compensation                 112,979         41,132
    Deferred compensation to related parties                                        148,106           --
    Issuance of common stock for services to third parties                             --          283,481
    Gain on sale of assets                                                           (7,531)          --
    Amortization of deferred compensation                                            22,178         12,947
    Other                                                                            79,155           --
  Changes in operating assets and liabilities:
    Due from customer contracts                                                   1,796,784           --
    Accounts receivable                                                          (1,442,621)       (97,346)
    Other current assets                                                            (93,722)        11,085
    Inventory                                                                      (152,244)          --
    Deferred customer contract expense                                             (849,711)          --
    Accounts payable                                                                731,688         (6,902)
    Accrued liabilities                                                             336,922         82,442
    Deferred revenue                                                              1,910,721         33,745
    Deferred license fees, net                                                      416,656           --
                                                                                -----------    -----------

        Net cash used in operating activities                                      (290,904)      (616,887)
                                                                                -----------    -----------

                                               (continued)



              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       YEARS ENDED JULY 31, 2001 AND 2000


                                                                                    2001           2000
                                                                                -----------    -----------
Cash flows from investing activities:
  Purchase of property and equipment                                                (34,080)        (3,669)
  Cash acquired in purchase of College Resource Management, Inc.                       --           74,683
  Cash paid for purchase of College Foundation Planners, Inc.                          --          (24,119)
  Cash acquired in purchase of College Bound Student-Athletes, Inc.                    --             --
  Purchase of licenses                                                                 --         (100,000)
  Other assets                                                                         --             --
                                                                                -----------    -----------

Net cash used in investing activities                                               (34,080)       (53,105)
                                                                                -----------    -----------
Cash flows from financing activities:
  Proceeds from financing of contracts                                            1,034,084           --
  Payments on financed contracts                                                   (146,768)          --
  Amounts due from financed contract                                               (154,901)          --
  Payments on long term obligations                                                (312,106)       (11,469)
  Proceeds from long term obligations                                               156,000             25
  Payments on long term obligations - related parties                              (176,759)      (270,733)
  Proceed from long term obligations - related parties                              120,000        126,073
  Common stock issued for cash                                                       27,500        974,984
                                                                                -----------    -----------

Net cash provided by financing activities                                           547,050        818,880
                                                                                -----------    -----------

Net increase (decrease) in cash                                                     222,066        148,888

Cash at the beginning of the period                                                 231,271         82,383
                                                                                -----------    -----------

Cash at the end of the period                                                   $   453,337    $   231,271
                                                                                ===========    ===========


Supplemental disclosure of cash flow information-

Cash paid during the year for interest                                          $   226,847    $    24,941
                                                                                ===========    ===========

Supplemental disclosures of non-cash investing and financing activities:
The Company purchased all of the outstanding stock of College Resource
Management, Inc. and College Foundation Planners, Inc. in 2000

Assets acquired and liabilities assumed were as follows:
Net cash acquired                                                               $      --      $    50,564
Fair value of assets acquired                                                          --        3,801,903
Debt assumed                                                                           --         (410,696)
Other liabilities assumed                                                              --         (696,341)
                                                                                -----------    -----------

Purchase price of acquisitions                                                  $      --      $ 2,745,430
                                                                                ===========    ===========
Common stock issued for accrued compensation                                    $    80,140    $      --
                                                                                ===========    ===========

Payment on long term obligations - related party by exchange of asset           $    18,544    $      --
                                                                                ===========    ===========
Acquisition of assets for notes                                                 $    15,288    $      --
                                                                                ===========    ===========


                      See accompanying notes to consolidated financial statements.

                                                   F-5

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


1.   ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     History And Business Activity - College Bound Student Alliance, Inc. and subsidiaries (the "Company") provides products and services to qualified students and assists parents and students who have the opportunity to qualify for financial aid opportunities. This is the Company's only business segment. The Company offers assistance to its clients in career planning, college major selection, college selection, college entrance testing, searches for merit awards and financial aid and other higher education aids and learning programs. The Company markets its products through weekend workshops held throughout the United States and through a direct sales force. The Company's principal production facilities are located in the Dallas/Fort Worth metroplex, and it has our office in Orange County, California and is headquartered in Lakewood, Colorado.

     The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries: College Bound
     Student-Athletes, Inc., College Foundation Planners, Inc. and College Resource Management, Inc. All intercompany balances and transactions have been eliminated in consolidation.

     Revenue Recognition - The Company recognizes revenue as the services are performed and the products are delivered. Deferred revenue is recorded for cash received in advance for services the Company is obligated to perform. Corporate sponsor contributions, which are not restricted as to use by the sponsor, are recognized as revenue when received in accordance with Statement of Financial Accounting Standards No. 116, ACCOUNTING FOR CONTRIBUTIONS RECEIVED AND CONTRIBUTIONS MADE.

     The amounts due from customer contracts acquired reflect the future cash flows of College Resource Management, Inc.'s (CRM) contracts acquired in July, 2000, less amounts which are not expected to be collected. Deferred revenue of $353,687 as of July 31, 2000 relating to the CRM contracts is reflected at its estimated fair value which was estimated to be the present value of costs that are expected to be incurred to deliver the future services on such contracts plus an allowance for normal profit on those services.

     Revenue is recognized consistent with Staff Accounting Bulletin No. 101 (SAB 101). For customer agreements where there are multiple deliverables and fair value of the deliverables is not determinable, revenue is recognized over the service period on the straight-line basis. Prior to January 1, 2001, the Company entered into the multiple deliverables contracts, which included a service component that was contractually available over the one-year contract period. Revenue, therefore was recognized over the one year period for these contracts. Effective January 1, 2001, the Company introduced a new customer product to enhance its services. This product does not contain multiple deliverables. These products currently accounts for a substantial portion of the Company's revenue. The new customer agreements obligate the Company to deliver a product called The College Action Plan (TM) ("CAP"). Revenue is recognized and the receivable is recorded when the CAP is delivered.

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


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

     Finance income on installment contracts is recognized in income over the contract period.

     Property And Equipment - Property and equipment are recorded at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation on property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets. Property and equipment under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

     Impairment Of Long-Lived Assets And Long-Lived Assets To Be Disposed Of - The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Licensing Rights - Licensing rights are recorded at cost and are amortized on a straight-line basis over a five year period, which is shorter than their term.

     Intangible And Other Assets - Intangible and other assets consist primarily of intangible assets, recruiting systems technology and a covenant not to compete acquired in business combinations. Intangible assets and recruiting systems technology which represent the excess of purchase price over fair value of net assets acquired are amortized on a straight-line basis over 10 years and the covenant not to compete is being amortized on a straight-line basis over the covenant period of three years. The Company assesses the recoverability of intangible assets by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


     Intangible assets at July 31, 2001 consist of:

                                                 Accumulated
                                     Amount      Amortization       Net
                                  -----------    ------------   -----------

          Covenant                $   156,013    $   (72,806)   $    83,207
          Excess purchase price     2,679,794       (441,768)     2,238,026
                                  -----------    -----------    -----------

                                  $ 2,835,807    $  (514,574)   $ 2,321,233
                                  ===========    ===========    ===========

     Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

     Net Loss Per Share - The Company computes earnings (loss) per share in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS No. 128), EARNINGS PER SHARE. SFAS No. 128 requires the disclosure of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options, warrants and their equivalents is calculated using the treasury stock method.

     Net loss attributable to common stockholders - basic and diluted is computed based on the weighted average number of shares of common stock outstanding during the year. Basic loss attributable to common stockholders and loss attributable to common stockholders - assuming dilution, are the same for the years ended July 31, 2001 and 2000, because of the antidilutive effect of stock options and awards when there is a net loss. As of July 31, 2001, the Company has issued options to purchase 4,776,234 shares of its common stock, warrants to purchase 490,000 shares of its common stock, and 2,000,000 shares of common stock held in escrow as collateral for note payable to stockholder which is considered issued but not outstanding common stock, which could potentially dilute basic earnings per share in the future.

     Net loss attributable to common stockholders in fiscal 2000 reflects the fair value of the warrants issued in exchange for the common stock put agreement.

     Stock Options - The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company has adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123 for stock options issued to employees. All equity instruments issued to non-employees are accounted for using the provisions of SFAS No. 123.

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


     Use Of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates. Significant estimates include the estimated future life of intangibles, and the allowance for doubtful accounts. If substantial losses continue and, as a result of lack of experience with the CAP, it is reasonably possible that such estimates could materially change within the next year.

     Reclassifications - Certain financial statement reclassifications have been made of 2000 amounts to conform to the 2001 presentation. Such reclassification had no effect on net loss.

     Recent Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. At this time, we cannot reasonably estimate the effect of The Company does not believe that the adoption of tiese statements on either will have a material effect on its our financial position, results of operations, or cash flows. The adoption of SFAS 141 is not expected to have a material effect on the Company's financial position or its results of operations. SFAS 142, when implemented, will result in lower amortization expense to the Company of approximately $325,000 per year.

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


     In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. The adoption of this statement is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

     In August 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

2.   LIQUIDITY:

     During fiscal 2001 the Company incurred significant operating losses and a deterioration in working capital as it: revamped and improved product lines and its marketing organization; consolidated the operations of its acquired companies; and invested in expansion of its operations and infrastructure. Management believes these activities consumed considerable focus and resulted in significant losses during the first three quarters of fiscal 2001. A portion of these costs were funded by a financing of the Company's on and off balance sheet customer contract receivables. During the final quarter of fiscal 2001 financial results indicate the Company was marginally profitable during this quarter and new customer contracts sold increased 35% over the first fiscal quarter of 2001.

     The Company does not expect its near-term growth in cash flow from increased sales will be sufficient to meet its obligations and will need to rely on a significant portion of funding to continue its operations and fund its growth. The Company has recently engaged two investment banking firms to assist it in obtaining both debt and equity financing and certain investor prospects have informally indicated an interest in making a significant investment. While there is no guarantee the Company will be successful in attracting such investment, management believes reorganization costs are behind it, the Company has substantially decreased its losses from operations, sales are improving and the fundamentals of its business are strong, which all present an attractive investment vehicle with growth potential. Management and its investment banker expect the terms and conditions of additional financing on senior debt are expected to be better than the existing credit facility; however, terms may not be as beneficial to the Company on the subordinated debt or equity securities as might otherwise be expected in normal circumstances because of past losses.

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


3.   CONTRACT RECEIVABLES:

     The Company enters into contracts with its customer prior to delivery of its product. The customer makes an initial deposit at time of the contract and usually makes additional payments prior to the delivery of the Company's product. Such payments are recognized as deferred revenue.

     The delivery of the Company's product is dependent on the customer delivering to the Company certain information. Generally this information is provided within 90 to 120 days of the customer initiating the contract. From this information the Company prepares and delivers a personalized CAP to the student. At that time revenue is recognized and the receivable is recorded. As of July 31, 2001, approximately $4,800,000 (net of an estimated allowance) of contracts have been signed, but the CAP has not yet been delivered to the student. Therefore, the related receivable has not been recorded nor any revenue recognized on these contracts.

     The Company is also recognizing revenue on a straight basis over the one year term of the contract for contracts written between August 1, 2000 and December 31, 2000. These services had multiple delivery elements as such the receivable is not recorded on the balance sheet. The unrecorded net contract amount related to these services at July 31, 2001 is approximately $600,000.

     The Company estimates an allowance on unfulfilled contracts with the expectation that a percentage of contracts will not be completed, as well as other collection risks. The Company experiences a substantially higher loss rate in the early life of a contract than after the CAP has been delivered and/or the contract matures and several monthly payments have been received.

4.   BUSINESS COMBINATIONS:

     Acquisition Of College Resource Management, Inc. - On July 31, 2000, the Company acquired all of the issued and outstanding common stock of College Resource Management, Inc. (CRM). CRM's name was changed to The College Partnership in fiscal 2001. The purchase price totaled $2,311,016 which is comprised of a $2 million promissory note payable to the seller over 10 years, 2,000,000 restricted shares of the Company's common stock with a fair value of $504,000 and acquisition costs of $118,458. The promissory note payable to seller has a stated interest rate of 7.5% which has been discounted at 11.5% for purposes of calculating the purchase price. This rate reflects effective interest rates management believes were available to the Company for debt obligations with similar terms and features. The present value of amounts to be paid under the note totaled $1,688,558. The common stock of the Company valued at $504,000 at the date of acquisition reflects the fair value of the stock based on the closing price of the Company's stock on July 31, 2000, in the over-the-counter market, less a 10% discount given the restricted nature of the shares issued.

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


     The acquisition has been accounted for by the purchase method and the excess of cost over the fair value of acquired net tangible assets of $1,145,588 was recognized as intangible assets and is being amortized on a straight-line basis over 10 years. The results of operations of CRM was included in the Company's consolidated financial statements starting August 1, 2000.

     Acquisition Of College Foundation Planners, Inc. - On May 5, 2000, the Company acquired College Foundation Planners, Inc. (CFPI) for $434,414 consisting of 500,000 restricted shares of the Company's common stock with a fair value of $148,500, $241,541 in promissory notes payable to seller and $44,373 in direct acquisition costs. Of the 500,000 shares of restricted common stock issued, 250,000 shares were delivered at closing and the remaining 250,000 shares had been placed in escrow with an independent agent and will be released upon CFPI achieving certain performance thresholds for the one year period ending May 5, 2001.

     The acquisition has been accounted for by the purchase method and the results of operations of CFPI have been included in the Company's consolidated financial statements from May 1, 2000. The purchase price was allocated to the fair value of identifiable assets and liabilities was of April 30, 2000. In connection with the purchase, the Company recorded an intangible asset for recruiting systems technology of $470,972 which is being amortized on a straight-line basis over ten years.

     Acquisition Of College Bound Student-Athletes, Inc. - On April 15, 1999, the Company acquired all of the issued and outstanding common stock of College Bound Student-Athletes, Inc. (CBS Athletes), for $945,901. During 2000, the Company issued 22,500 shares of common stock valued at $8,028 as additional purchase price consideration. The purchase price is comprised of a $600,000 note payable to the seller, a $176,000 covenant not to compete, 522,500 shares of the Company's common stock valued at $198,934, options to purchase 500,000 shares of the Company's common stock at $0.50 per share valued at $61,531 and $10,000 in direct acquisition costs. The note payable to seller and covenant not to compete were non-interest bearing, which the Company discounted at 8% for purposes of calculating the purchase price. The present value of amounts to be paid under the note and covenant not to compete totaled $675,436. Additional payments of up to $1.1 million and options to purchase 500,000 shares of the Company's common stock could be made upon CBS Athletes achieving certain performance thresholds. The Company believes the performance thresholds were not met, although the former owner disputes on of the thresholds and the matter is currently in arbitration along with other potential adjustments described in Note 15. Additional consideration, if any, would be recognized at the point that meeting the thresholds becomes probable.

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


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

5.   FINANCING OF RECEIVABLES:

     In July, 2001, the Company entered into an arrangement with a finance company to finance a portion of on balance sheet and "off-balance sheet" contracts receivables which are pledged as collateral. At July 31, 2001, a principal balance of $887,317 is due to be repaid from the proceeds of the related customer accounts held by the finance company totaling approximately $1,883,000 in contracts (including "off-balance sheet" contracts). The finance company also holds a $154,901 as additional collateral (reflected as a note receivable on the Company's balance sheet).

6.   PROPERTY AND EQUIPMENT:

     Property and equipment at July 31, 2001 and 2000, consisted of the following:

                                                                     Estimated
                                              2001          2000    Useful Lives
                                            ---------    ---------  ------------

      Furniture and equipment               $ 436,990      439,929    5-7 years
      Computer software                       152,108      108,954    5 years
      Vehicle                                    --         14,076    3 years
                                            ---------    ---------
                                              589,098      562,959
            Less accumulated depreciation
               and amortization              (199,964)     (68,168)
                                            ---------    ---------

            Property and equipment, net     $ 389,134      494,791
                                            =========    =========


     Depreciation and amortization for the years ended July 31, 2001 and 2000, was $144,011 and $42,832, respectively.



              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 20003

7.   LONG-TERM OBLIGATION:


     Third party obligations:                                               July 31, 2001
                                                                            -------------
     Note due on demand                                                      $     5,040

     Note payable with interest at 8%, principal and interest, due
       October 31, 2001                                                           16,000

     Note payable to stockholder for acquisition of CRM (d)                    1,601,315

     Unsecured notes payable to stockholder assumed in connection with the acquisition of CRM, with an effective interest rate of
       12.5%: due in monthly installments through January 2002 (f)               183,773

     Other obligations with interest rates ranging from 11% to 12%,
       collateralizd by related underlying assets                                 71,865
                                                                             -----------

     Total debt to third parties                                               1,877,993

     Less:  current maturities of long-term debt to third parties               (261,835)

                                                                             -----------
     Long-term debt, less current maturities                                 $ 1,616,158
                                                                             ===========





              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


Related party obligations:                                                               July 31, 2001
                                                                                         -------------

     Note payable to stockholder, with interest at 10% payable monthly, due on
       March 15 2001 (a)                                                                  $    15,000

     Note payable to stockholder, non-interest bearing, due March 15, 2001 (a)                 60,000

     Notes payable to Chartwell International (Chartwell), a significant shareholder, with interest at 10% payable monthly, principal payable on the earlier of
       November 1, 2001 or receipt of long-term financing, as defined in the agreements        70,000

     Note payable to National Collegiate Recruiting Associates, Inc, a wholly owned subsidiary of Chartwell, with interest at 10%, $1,000 payable monthly, or payable on the earlier of March 15, 2001 or receipt of long-term financing,
       as defined in the agreement                                                              9,000

     Note payable to Chartwell with interest at 10% compounded quarterly, the principal and accrued interest is payable on the earlier of November 1, 2002 or receipt of long-term financing, as defined in the agreement. Cumulative principal and interest payable in trade credits or in cash at the discretion
       of the Company                                                                          43,722

     Note payable to Chartwell non-interest bearing, payable November 1, 2002                  61,500

     Note payable to stockholder with interest at 14%, compounded
       monthly, interest payable quarterly, due November 1, 2002                               40,000

     Note payable to stockholders with interest at 14%, compounded
       monthly, interest payable quarterly, due November 1, 2002                               80,000

     Note payable to stockholder for acquisition of CBS Athletes (a)                          362,997

     Note payable to stockholder assumed in connection with
       acquisition of CBS Athletes (b)                                                        177,325

     Note payable to stockholder for agreement not to compete in
       connection with the acquisition of CBS Athletes  (c)                                   102,801

     Notes payable to stockholder for acquisition of CFPI (e)                                 236,544

     Unsecured note payable to stockholder assumed in connection
       with the acquisition of CFPI, non-interest bearing                                       4,500

     Deferred compensation due officers                                                        84,933

                                                                                          -----------
     Total debt to related parties                                                          1,348,322

     Less:  Current maturities of long-term debt to related parties                          (726,685)

                                                                                          -----------
     Long-term debt to related parties, less current maturities                           $   621,637
                                                                                          ===========

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


     (a) $600,000 non-interest bearing note and $75,000 other note, unsecured, discounted by the Company at 8% to reflect the present value of amounts to be paid under the noted: $160,000 in principal was repaid in fiscal 2000 and $38,544 in fiscal 2001 and the remainder of the unpaid balance is due upon receiving an additional $3,500,000 in financing or March 15, 2001. The balance of the payments due in 2001 were suspended pending outcome of an arbitration proceeding described in Note 15.

     (b) $208,888 unsecured note, with interest at 8%, final payment due November 15, 2004; 60 equal monthly installment of interest and principal of $4,446 beginning in December 1999. $19,137 in principal payments were made in fiscal 2001. Further payments due in 2001 were suspended pending outcome of an arbitration proceeding described in Note 15.

     (c) $176,000 non-interest bearing note, discounted by the Company at 8% to reflect the present value of amounts to be paid under the note: 36 equal monthly installments of $4,889 beginning December 15, 1999, secured by 352,000 shares of the Company's stock held in escrow. $24,643 in principal payments were made in fiscal 2001. Further payments due in 2001 were suspended pending outcome of an arbitration proceeding described in Note 15.

     (d) Notes payable with interest rates ranging from 7.1% to 12.9% principal and interest payments ranging from $228 to $1,401 per month, due May 5, 2003. The present value of amounts to be paid under these notes approximate the carrying value of these notes. If the Company obtains additional long-term financing, principal payments on this debt could be accelerated based on the terms of the agreement. Principal payments on these notes during the fiscal year ended July 31, 2001 totaled $4,042.

     (e) $2,000,000 note payable with a stated interest rate of 7.5% which the Company discounted at 11.5% for purposes of calculating the purchase price. The 11.5% rate reflects effective interest rates management believes are available to the Company for debt obligations with similar terms and features. The present value of amounts to be paid under the note totaled $1,688,558 at July 31, 2000. The note is payable in 120 equal monthly installments of principal and interest of $23,740, and matures July 31, 2010. If the Company obtains additional long-term financing as defined in the agreement, 50% of the net proceeds of such financing must be used to prepay the principal of this note. This note is collatered by 2,000,000 shares of the Company's common stock currently held in escrow by a third party. Principal payments on these notes during the fiscal year ended July 31, 2001 totaled $87,243.

     (f) Stated interest rates ranged from 5.75% to 6.0% which were discounted at 12.5% at the purchase date to reflect fair value of amounts to be paid under the notes.

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


     The aggregate maturities of long-term debt to related parties for each year subsequent to July 31, 2001, assuming the Company does not obtain additional financing which causes acceleration of the payment of debt, follow:

          July 31:            Third Parties    Related Parties        TOTAL
          --------            -------------    ---------------     ----------

          2002                  $  261,834       $  726,684*       $  988,519
          2003                     231,190          333,154           564,344
          2004                     142,056           51,337           193,393
          2005                     150,485           19,468           169,953
          2006                     167,884            3,433           171,317
          Thereafter               924,544          214,245         1,138,789
                                ----------       ----------        ----------

          TOTAL                 $1,877,993       $1,348,321        $3,226,315
                                ==========       ==========        ==========


          * includes suspended payments which were due in 2001, but are currently subject to arbitration proceeding described in Note 15.


8.   RELATED PARTY TRANSACTIONS:

     The Company entered into a consulting agreement with the former owner of CBS Athletes for $1,500 per month for five years beginning as of the date when the first $100,000 payment is made on the note payable to stockholder for acquisition of CBS Athletes. In March 2000, $160,000 was paid against the purchase price, which triggered payments to start under the consulting agreement. The first $1,500 payment was made April 2000 and are to be made monthly for the next five years, except beginning in 2001 the payments were suspended pending outcome of an arbitration proceeding described in Note 15.

     The Company leased office space on a month-to-month basis through July 31, 2000 from Chartwell International, Inc. (Chartwell), a significant investor in the Company. Rental expense under this agreement was $80,319 for the year ended July 31, 2000. CBSA entered into its own five (5) year rental agreement beginning August, 2001 for which its rent expense was $134,378 for the year ended July 31, 2001.

     Beginning February 1, 1998, the Company entered into a three-year agreement with Chartwell whereby Chartwell's management performed certain management functions for the Company in exchange for $7,500 per month. Management fee expense was $52,500 for the year ended July 31, 2000. The management agreement was cancelled February 29, 2000.

     The Company has acquired licensing rights through an agreement with National College Recruiting Association, Inc. (NCRA), which is a wholly owned subsidiary of Chartwell. The license provides the Company with exclusive use, rights and interest in all of the assets, including brand and trade names and databases, constituting the business of NCRA, along with the rights to sell new and service existing franchises of NCRA and to publish the Blue Chip Illustrated magazine. Blue Chip Illustrated highlights the leading high school athletes in the country. College coaches and fans are typical subscribers to Blue Chip Illustrated. NCRA owns the rights to a program which promotes high school athletes, in the pursuit of scholarships, to colleges. The term of the licensing rights agreement is five years, which is renewable for an unspecified number of five-year terms. The fee for the NCRA license includes a payment of $310,000 to NCRA, plus 2.5% of gross revenue from licensed operations. The Company paid $75,000 in 2000, negotiated a note payable of $25,000 in 2000 and paid $210,000 in 1999, which amounts are included in licensing rights, net of accumulated amortization. Total royalty expense was $150,000 and $33,500 in 2001 and 2000, respectively.

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


     The terms of an agreement with the seller of CRM provide for reductions in debt to the seller for the settlement of certain regulatory matters which arose prior to the acquisition. Amounts paid to resolve regulatory matters amounted to $80,518, which reduced the current payable to stockholder as of July 31, 2001.

9.   CORPORATE SPONSOR CONTRIBUTIONS:

     During 2000, the Company received an unrestricted contribution from an unrelated corporations totaling $536,000, of which $500,000 was from one corporation.

10.  INCOME TAXES:

     Current and deferred income tax was zero for the years ended July 31, 2001 and 2000, as the Company recorded a full valuation allowance on deferred tax assets.

     In the allocation of the purchase price of CRM, net deferred income tax liabilities of $405,710 were created which have been offset by the use of the Company's existing net operating loss carry forwards. As a result no deferred taxes have been recorded and the Company's valuation allowance increased by $24,527 in fiscal 2001.

     The Company is in the process of preparing its current and prior years tax returns. Therefore, amounts presented below could be revised based on the finalization of such income tax information.

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


     Income tax benefit differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax loss as a result of the following:

                                                         2001           2000
                                                         ----           ----

     Computed "expected" tax benefit                 $ 1,364,000    $   448,739
     Increase (reduction) in income taxes
      resulting from:
       Deferred tax liabilities assumed in CRM              --         (405,710)
       acquisition
       Permanent differences                              (5,000)       (56,565)
       State income taxes, net of federal income         140,000         43,554
          tax benefit
       Increase in valuation allowance                (1,499,000)       (24,527)
       Other                                                --           (5,491)
                                                     -----------    -----------
                                                     $      --      $      --
                                                     ===========    ===========

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 2001 and 2000, are presented below:

                                                         2001          2000
                                                         ----          ----
     Deferred tax assets:
       Allowance for doubtful account receivable     $    67,000    $    36,883
       Deffered compensation                              30,000         48,915
       Accrued vacation                                    7,000          5,968
       Deferred revenue                                     --           17,356
       Cash to accrual adjustment for CRM                   --          170,853
       Fair value of CRM deferred revenue acquired          --          131,925
       Net operating loss carry forwards               1,989,000        861,040
                                                     -----------    -----------
         Total deferred tax assets                     2,093,000      1,272,940

     Deferred tax liabilities:
       Amounts due from CRM customer contracts              --         (670,200)
         acquired
       Property and equipment acquired from CRM          (30,000)       (35,821)
       Prepaid expenses acquired from CRM                   --           (2,467)
                                                     -----------    -----------

         Total deferred tax liabilities                  (30,000)      (708,488)
                                                     -----------    -----------

         Total net deferred tax assets               $ 2,063,000    $   564,452
                                                     ===========    ===========

                                                     $(2,063,000)   $  (564,452)
                                                     -----------    -----------
     Less valuation allowance
     Net deferred taxes                              $      --      $      --
                                                     ===========    ===========


     The increase in the valuation allowance was approximately $1,499,000 and $25,000 for the years ended July 31, 2001 and 2000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $6,300,000 prior to the expiration of the net operating loss carryforwards as follows:
     $600,000 in 2013, $800,000 in 2019,$900,000 in 2020 and $4,000,000 in 2021.

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


11.  STOCKHOLDERS' EQUITY (DEFICIT):

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

     The Company issued options to an employee to purchase 50,000 shares of common stock at an exercise price of $.50 when the fair value of the common stock was $1.00 per share. Pursuant to APB 25, the Company recorded a charge to compensation expense during the year ended July 31, 2000, of $10,416. The remaining unamortized portion of this deferred compensation of $14,584 is reported as a reduction of equity at July 31, 2001 and recorded in expenses in fiscal 2001.

     In conjunction with the CFPI acquisition, the Company issue 40,000 restricted shares valued at $10,125 of the Company's common stock, to selected employees of CFPI on May 5, 2001. The compensation expense for the period May 1, 2000 to July 31, 2000 of $2,531 is included in selling, general and administrative expenses and the remaining unamortized portion of deferred compensation totaling $7,594 is reported as a reduction of equity at July 31, 2000 and recorded in expenses in fiscal 2001.

     In January 2001, $120,463 of deferred compensation as of July 31, 2000 and $61,751 of deferred compensation incurred from August to November 2001 were exchanged for 1,457,714 shares of common stock.

12.  STOCK OPTIONS AND WARRANTS:

     The Company applies APB Opinion No. 25 in accounting for its stock options issued to employees and directors for services in the normal course, whereby $12,947 of compensation expense has been recognized in the accompanying financial statements for the year ended July 31, 2000.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have increased to the pro forma amounts indicated below:

                                                        2001        2000
                                                        ----        ----

          Net loss as reported                     $             (1,319,820)
          Net loss                                               (1,566,336)
          Net loss per share - basic and diluted                       (.08)


     The above pro forma disclosures are not necessarily representative of the effect on the reported net loss for future periods because options vest over several years and additional awards are generally made each year. The per share weighted average fair value of stock options granted during 2001 and 2000 was $___ and $.23, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2000: no expected dividend yield, risk free interest rates ranging from ___% to ____%, volatility ranging from ___% to ___% and expected option lives ranging from __ to ____years; and the following assumptions for 2000: no expected dividend yield, risk free interest rate ranging from ____% to ____%, volatility ranging from 117% to 174%, and expected option lives ranging from __ to ___ years.

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


     Stock option activity was as follows:

                                                      Number of     Range of
                                                       Shares    Exercise Prices
                                                     ----------  ---------------

      Balance at July 31, 1999                        1,181,233    .50 - 1.00
            Granted                                   2,682,501    .27 - 1.00
            Canceled                                    (25,000)          .50
                                                     ----------
      Balance at July 31, 2000                        3,838,734    .27 - 1.00
                                                     ==========
            Granted
            Canceled
                                                     ----------
            Balance at July 31, 2001

      Number of options exercisable at July 31, 2001
                                                     ==========

     Canceled options are a result of employee terminations or forfeitures.

                                          Weighted Average
                                             Remaining
     At Exercise Price        Number      Contractual Life    Number Exercisable
           2001            Outstanding        (Years)              July 31,
           ----            -----------        -------              --------

        $  0.27               500,000
           0.50             2,078,734
           1.00             1,260,000
                            ---------                             ---------

                            =========                             =========

     In fiscal 2000, the Company entered into an underwriting arrangement with an investment banking institution (see Note 16). In connection with this agreement, the Company issued warrants to purchase 490,000 shares of its common stock at, initially, a purchase price of $.50 per share. The purchase price may be adjusted on each six month anniversary of the date of issuance to the lower of the then exercise price or the lowest closing price for the five trading days ending on such six month anniversary. The Company has recorded the fair value of the warrants as an offering cost which is included in stockholders' equity (deficit) based on the following assumptions: no expected dividend yield, risk free interest rate of 6.75%, volatility of 117%, and expected lives ranging from 4 to 5 years.

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


13.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

14.  LEASES:

     The Company has noncancelable operating leases for its offices certain equipment and software that expire over the next five years.

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of July 31, 2001, are:

                                                        Operating Leases
                                                        ----------------

          Year ending July 31:
                2002                                       $   772,000
                2003                                           963,000
                2004                                           968,000
                2005                                           436,000
                                                           -----------

                     Total minimum lease payments          $ 3,139,000
                                                           -----------

     Total rent expense associated with operating leases was $919,000 and $102,000 for the years ended July 31, 2001 and 2000, respectively.

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


15.  LEGAL PROCEEDINGS:

     In fiscal 2000, the Attorney General of Minnesota filed suit against TCP alleging deceptive trade practices, consumer fraud and false advertising, which allegedly occurred prior to the acquisition of TPC by the Company. The plaintiffs in the case are seeking injunctive and other relief. The Company through its legal counsel is involved in ongoing settlement discussions with the State of Minnesota. Based on these discussions management believes this matter will be resolved without significant financial consequences. However, as this may result in a jury trial, an estimate of the loss, if any, cannot be made.

     In fiscal 2001, the prior owners of a business acquired by the Company in fiscal 1999 filed an action against the Company demanding payments on promissory notes issued in the acquisition. The Company contends the purchase price was overvalued as of the purchase date, that the remaining performance thresholds have not been met and, therefore, the corresponding performance payments are not due, and that a return of previous payments may be required. The Company also terminated certain consulting and employment agreements to these prior owners and filed suit against these parties. One of the prior owners subsequently filed a counter suit against the Company alleging breach of executive employment agreement and seeks monetary damages in the amount of $540,000, plus attorney fees and other costs. The Company believes that it has meritorious defenses as to the entire amount sought. Accordingly, no amounts have been accrued on this action, however, the promissory notes on the acquisition remain outstanding. The Company intends to vigorously contest this action and seek recovery of the promissory notes issued.

     The Company is involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

16.  SUBSEQUENT EVENTS (unaudited):

     After July 31, 2001 the following significant events occurred.

     The Company agreed to terms with former vendors which resulted in the return of 800,000 shares of stock.

     The Company also agreed to exchange 70,000 shares of restricted common stock for options to purchase 765,000 shares of its common stock.

     The September 11, 2001 tragedy had a limited adverse impact on the Company's operations and financial events as a result of delayed mailings for 2 weekends resulting in fewer reservations for the workshops and 20% fewer people with reservations actually showing up for the workshops. Recent trends indicate activities are returning to normal.

     In fiscal 2000, the Company entered into a financing arrangement with an investment banking institution (see Note 11). Under this arrangement, the Company issued 490,000 warrants. Subsequent to July 31, 2001 the Company advised the investment banking institution it was canceling its agreement for non-performance; including the issuance of the warrants. The investment banking institution has not yet acknowledged this cancellation. In such event as the investment banking institution should attempt to exercise the warrants, the Company will vigorously contest such action as the financing transaction contemplated by the investment banking arrangement did not occur as it was never approved by the Securities and Exchange Commission.

     The Company issued common shares to its directors.