Form 10KSB40/A
period 2001-07-31
COLLEGE BOUND STUDENT ALLIANCE INC
filed 2001-11-28
CIK 1103137

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

As of October 31, 2001, 24,537,629 shares of common stock were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $637,604.

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

     During the year ended July 31, 2000 (fiscal 2000) we acquired CFPI and TCP. The terms of these acquisitions are more fully described elsewhere herein. During the year ended July 31,2001 (fiscal 2001) a substantial portion of our focus was to integrate, improve upon and market the products of these businesses into the Company. Currently a substantial portion of our revenue is generated based upon modification of the original products develop by these acquired entities. We acquired CBS athletes in April, 1999.

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

     Students pay a fee to become one of our clients. From time to time we receive funds from corporate sponsors wishing to underwrite this fee for student clients. Over the last 3 years we have received 125 such corporate sponsorships pilot programs from national, regional and local organizations. During the twelve months ended July 31, 2001 we received $40,000 from corporate sponsorships.

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

     Process Patent:

          We are also in the process of applying for a patent of our proprietary processes, algorithms and procedures used in our business, which is a sophisticated matrix for identifying the best college for the money for each student client. We have the right to this under a lease agreement with an option to purchase in 2004.

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

     Management knows of approximately two dozen companies, which appear to offer some component services similar to ours. Management believes that we can continue to grow in spite of this competition, but, we will need to expand our marketing and sales efforts to do so. Some of these companies are better capitalized than we are.

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


Item 3. Legal Proceedings

     In fiscal 2000, the Attorney General of Minnesota filed suit against TCP alleging deceptive trade practices, consumer fraud and false advertising prior to its acquisition by the Company. The plaintiffs in the case are seeking injunctive and other relief. We are vigorously contesting this action and believe it will be resolved without material consequence to the Company. However, as this action may result in a jury trial, an estimate of the loss, if any, could be up to $400,000.

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

     In January 2001, we issued 1,457,714 shares of common stock to officers (Jerome Lapin, Janice Jones and John Grace) and employees for their forgiveness of their deferred compensation balances totaling $182,214.

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

FINANCIAL CONDITION FOR YEAR ENDED JULY 31, 2001 AS COMPARED TO JULY 31, 2000

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

     We do not expect our near-term growth in cash flow from increased sales will be sufficient to meet our obligations and will need to rely on a significant portion of outside funding to continue our operations and fund our growth. We do believe, however, our current financing sources can provide us adequate funding to sustain operations through fiscal 2002. We also believe we can attract alternative sources of capital on more favorable terms. We have recently engaged two investment banking firms to assist us in obtaining both debt and equity financing and certain investor prospects have informally indicated an interest in making a significant investment. While there is no guarantee we will be successful in attracting such investment, we believe reorganization costs are behind us, we have substantially decreased our losses from operations, sales are improving and the fundamentals of our business are strong, which all present an attractive investment vehicle with growth potential. At October 31, 2001 we had financed approximately $1,500,000 of receivables as senior debt, had pledged collateral of approximately $1,600,000 against the senior debt and had $1,600,000 of unencumbered receivables and contracts. For financing purposes, we have been able to use as collateral open contracts for which we have not yet delivered our product (therefore they are not recorded as receivables for financial statement purposes) but these contracts have met certain criteria for financing by our lender. We believe the unencumbered contract receivables are available for further senior debt and the collaterized receivables are available for subordinated debt. Our investment banker estimates that approximately $3 to $5 million can be raised as subordinated debt over and above a minimum of $1 million additional senior debt securities. Management and our investment banker expect the terms and conditions of additional financing on senior debt are expected to be better than the existing line; however, terms may not be as beneficial to us on the subordinated debt or equity securities as might otherwise be expected in normal circumstances because of our past losses. Additionally, certain funds raised are required to be paid to accelerate payments on debt obligations.

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


     There is no family relationship between any Director or Executive Officer of the Company except that Janice A. Jones and John J. Grace are married to each other

     Effective September 20, 2001 the Company established an Audit Committee and a Compensation Committee. The Audit Committee currently consists of Mr. Rick N. Newton and Peter Lambert. The Compensation Committee currently consists of Rick
N. Newton and Peter Lambert.

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

     On August 16, 1999, we entered into a letter agreement with John J. Grace, the spouse of Janice Jones and an officer, director, and principal shareholder, with regard to his compensation for services rendered July 1, 1999 through December 31, 1999. Mr. Grace billed us for actual time worked at the rate of $100 as follows: $25 per hour payable upon receipt of billings, $50 per hour payable upon receipt of financing of $500,000 or more, and $25 per hour in stock. For the fiscal years ending July 31, 1999 and July 31, 2000, Mr. Grace earned $-0- and $107,750, respectively, and received $22,000 in March 2000. Mr. Grace has agreed to defer receipt of compensation until we receive additional financing. Mr. Grace agreed to become our CFO commencing September 1, 2000. His salary structure is substantially the same. Effective September 1, 2000, one half of Mr. Grace's salary is to be paid with the other half being deferred up to November 1, 2002. In January 2001, Mr. Grace opted to convert $82,292 of his deferred salary into 658,333 shares of the Company's common stock. At January 1, 2001, his salary was established at $11,400 per month of which 1/2 is deferred and 1/2 payable semi-monthly, and which salary is to be reduced to $10,000 per month upon hiring a V.P. of Finance and Administration. At July 31, 2001, salary deferred and accrued totaled $35,350.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the common stock, as of October 31, 2001:

Name and Address of Owner              Number of Shares Owned   Percent of Class
-------------------------              ----------------------   ----------------

Chartwell International, Inc                 6,987,641              28.48% (1)
333 South Allison Parkway, Ste 100
Lakewood, CO 80226

Janice A. Jones                             11,190,442 (2)          45.61% (2)
333 South Allison Parkway, Ste 100
Lakewood, CO 80226
Vice President-Corporate Development,
Secretary and Director

John J. Grace                                4,902,801 (3)          18.98% (3)
333 South Allison Parkway, Ste 100
Lakewood, CO 80226
Chief Financial Officer

Scott G. Traynor                             2,000,000               8.15%
5690 Buckleigh Point
Suwanee, GA 30024

Kevin W. Gemas                               1,352,000 (4)           5.51% (4)
1001 W. Glen Oaks Lane
Suite 108
Mequon, WI 53092

Jerome M. Lapin                              1,254,100 (5)           5.11% (5)
333 South Allison Parkway, Ste 100
Lakewood, CO 80226
CEO and Director

Rick N. Newton                                 365,500 (6)           1.49% (6)
333 South Allison Parkway, Ste 100
Lakewood, CO 80226
Chairman of the Board

Peter Lambert                                   25,500 (7)           0.10%
3130 Wilshire Boulevard, 4th Floor
Santa Monica, CA 90400
Director

Harris Ravine                                   25,000 (8)           0.10%
333 South Allison Parkway, Ste 100
Lakewood, CO 80226
Director

Leonard Chaikind                                25,000 (9)           0.10%
2600 S. Gessner, Ste 501
Houston, TX 77063

Officers and Directors as a group           11,783,542              48.03%
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

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-KSB/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lakewood, State of Colorado on November 21, 2001.

COLLEGE BOUND STUDENT ALLIANCE, INC.

Date:  November 21, 2001                   By: /s/ Jerome M. Lapin
                                           ----------------------------
                                           Jerome M. Lapin
                                           Chief Executive Officer

     In accordance with the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons in the capacities and on the dates stated.

Date:  November 21, 2001                   By: /s/ Jerome M. Lapin
                                           ----------------------------
                                           Jerome M. Lapin
                                           Chief Executive Officer and
                                           Chairman of the Board

Date:  November 21, 2001                   By: /s/ John J. Grace
                                           ----------------------------
                                           John J. Grace
                                           Chief Financial Officer and
                                           Principal Accounting Officer

Date:  November 21, 2001                   By: /s/ Janice Jones
                                           ----------------------------
                                           Janice Jones
                                           Executive Vice President-Corporate
                                           Development, Secretary and Director

Date:  November 21, 2001                   By: /s/ Rick Newton
                                           ----------------------------
                                           Rick Newton
                                           Director

Date:  November 21, 2001                   By:
                                           ----------------------------
                                           Peter Lambert
                                           Director

Date:  November 21, 2001                   By:
                                           ----------------------------
                                           Leonard Chaikind
                                           Director

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
College Bound Student Alliance, Inc. and subsidiaries
Lakewood, Colorado

We have audited the accompanying consolidated balance sheet of College Bound Student Alliance, Inc. and subsidiaries (Company) as of July 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements for the year ended July 31, 2000 were audited by other auditors whose report dated October 5, 2000, expressed an unqualified report on such consolidated financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of College Bound Student Alliance, Inc. and subsidiaries as of July 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Hein + Associates
---------------------
HEIN + ASSOCIATES LLP

Denver, Colorado
November 12, 2001


                       COLLEGE BOUND STUDENT ALLIANCE, INC AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                      JULY 31, 2001 AND 2000

                                              ASSETS
                                                                          2001           2000
                                                                      -----------    -----------
CURRENT ASSETS
Cash                                                                  $   453,337    $   231,271
Amounts due from customer contracts acquired,
    net of allowance for doubtful accounts of $435,204                       --        1,796,784
Accounts receivable, net of allowance for doubtful accounts
    of $182,141 and $100,000 in 2001 and 2000, respectively             1,278,878         18,398
Note receivable from financing                                            154,901           --
Inventory                                                                 152,244           --
Deferred customer contract expenses                                       849,711           --
Other current assets                                                       80,043         10,340
                                                                      -----------    -----------

        Total Current Assets                                            2,969,114      2,056,793

Property and equipment, net                                               389,134        494,791
Licensing rights, net of accumulated amortization of $210,367
      and $147,089 in 2001 and 2000, respectively                         109,856        175,072
Intangible and other assets, net of accumulated amortization
      of $514,574 and $193,367 in 2001 and 2000, respectively           2,521,233      2,703,187
Other assets                                                               24,019           --
                                                                      -----------    -----------

        Total Assets                                                  $ 6,013,356    $ 5,429,843
                                                                      ===========    ===========

                           LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable on financing                                          $   887,317    $      --
  Current maturities on long-term obligations                             261,835        236,593
  Current maturities of long-term obligations related parties             726,685        847,725
  Accounts payable                                                      1,287,240        555,552
  Accrued liabilities                                                   1,047,912        541,130
  Deferred revenue                                                      2,334,361        423,640
                                                                      -----------    -----------

        Total Current Liabilities                                       6,545,350      2,604,640

LONG-TERM LIABILITIES
  Deferred license fee                                                    366,656           --
  Long-term obligations, less current mauturities                       1,616,158      1,782,218
  Long-term obligations to related parties, less current maturities       621,637        427,794
                                                                      -----------    -----------
                                                                        2,604,451      2,210,012
                                                                      -----------    -----------
        Total Liabilities                                               9,149,801      4,814,652

COMMITMENTS AND CONTINGENCIES (Notes 2,5,8,14,15,16)

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, $.001 par value, 10,000,000 shares authorized
  none issued or outstanding                                                 --             --
 Common stock, $.001 par value, 40,000,000 shares authorized;
  27,207,229 issued and 25,207,229 shares issued and
  outstanding at July 31, 2001, and 25,483,068 shares
  issued and 23,483,068 shares issued and outstanding
  at July 31, 2000                                                         25,207         23,482
 Additional paid-in capital                                             3,756,851      3,521,489
 Deferred compensation                                                       --          (22,178)
 Accumulated deficit                                                   (6,918,503)    (2,907,602)
                                                                      -----------    -----------

        Total stockholders' equity (deficit)                           (3,136,445)       615,191
                                                                      -----------    -----------

        Total liabilities and stockholders' equity (deficit)          $ 6,013,356    $ 5,429,843
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



                          COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   YEARS ENDED JULY 31, 2001 AND 2000

                                                                                    2001           2000
                                                                                -----------    -----------

Cash flows from operating activities:
  Net loss                                                                      $(4,010,901)   $(1,319,820)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Provision for doubtful accounts                                                 182,141        100,000
    Depreciation and amortization                                                   528,496        242,349
    Issuance of common stock for compensation to directors and employees             96,511         41,132
    Issuance of common stock for purchase of franchises                              16,468           --
    Deferred compensation and royalties to related parties                          148,106           --
    Issuance of common stock for services to third parties                             --          283,481
    Gain on sale of assets                                                           (7,531)          --
    Amortization of deferred compensation                                            22,178         12,947
    Deferred license fees                                                           416,656           --
  Changes in operating assets and liabilities:
    Due from customer contracts                                                   1,796,784           --
    Accounts receivable                                                          (1,442,621)       (97,346)
    Inventory                                                                      (152,244)          --
    Deferred customer contract expense                                             (849,711)          --
    Accounts payable                                                                731,688         (6,902)
    Accrued liabilities                                                             336,922         82,442
    Deferred revenue                                                              1,910,721         33,745
    Other                                                                           (14,567)        11,085
                                                                                -----------    -----------

        Net cash used in operating activities                                      (290,904)      (616,887)
                                                                                -----------    -----------

                                               (continued)



              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       YEARS ENDED JULY 31, 2001 AND 2000


                                                                                    2001           2000
                                                                                -----------    -----------
Cash flows from investing activities:
  Purchase of property and equipment                                                (34,080)        (3,669)
  Cash acquired in purchase of College Resource Management, Inc.                       --           74,683
  Cash paid for purchase of College Foundation Planners, Inc.                          --          (24,119)
  Purchase of licenses                                                                 --         (100,000)
                                                                                -----------    -----------

Net cash used in investing activities                                               (34,080)       (53,105)
                                                                                -----------    -----------
Cash flows from financing activities:
  Proceeds from financing of contracts                                            1,034,084           --
  Payments on financed contracts                                                   (146,768)          --
  Amounts due from financed contract                                               (154,901)          --
  Payments on long term obligations                                                (312,106)       (11,469)
  Proceeds from long term obligations                                               156,000             25
  Payments on long term obligations - related parties                              (176,759)      (270,733)
  Proceed from long term obligations - related parties                              120,000        126,073
  Common stock issued for cash                                                       27,500        974,984
                                                                                -----------    -----------

Net cash provided by financing activities                                           547,050        818,880
                                                                                -----------    -----------

Net increase (decrease) in cash                                                     222,066        148,888

Cash at the beginning of the period                                                 231,271         82,383
                                                                                -----------    -----------

Cash at the end of the period                                                   $   453,337    $   231,271
                                                                                ===========    ===========


Supplemental disclosure of cash flow information-

Cash paid during the year for interest                                          $   226,847    $    24,941
                                                                                ===========    ===========

Supplemental disclosures of non-cash investing and financing activities:
The Company purchased all of the outstanding stock of College Resource
Management, Inc. and College Foundation Planners, Inc. in 2000

Assets acquired and liabilities assumed were as follows:
Net cash acquired                                                               $      --      $    50,564
Fair value of assets acquired                                                          --        3,801,903
Debt assumed                                                                           --         (410,696)
Other liabilities assumed                                                              --         (696,341)
                                                                                -----------    -----------

Purchase price of acquisitions                                                  $   200,000    $ 2,745,430
                                                                                ===========    ===========
Common stock issued for accrued compensation                                    $    96,608    $      --
                                                                                ===========    ===========

Payment on long term obligations - related party by exchange of asset           $    18,544    $      --
                                                                                ===========    ===========
Acquisition of assets for notes                                                 $    15,288    $      --
                                                                                ===========    ===========


                      See accompanying notes to consolidated financial statements.

                                                   F-6

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


1.   ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     History And Business Activity - College Bound Student Alliance, Inc. and subsidiaries (the "Company") provides products and services to qualified students and assists parents and students who have the opportunity to qualify for financial aid opportunities. This is the Company's only business segment. The Company offers assistance to its clients in career planning, college major selection, college selection, college entrance testing, searches for merit awards and financial aid and other higher education aids and learning programs. The Company markets its products through weekend workshops held throughout the United States and through a direct sales force. The Company's principal production facilities are located in the Dallas/Fort Worth metroplex, and it has an office in Orange County, California and is headquartered in Lakewood, Colorado.

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

     Revenue is recognized consistent with Staff Accounting Bulletin No. 101 (SAB 101). For customer agreements where there are multiple deliverables and fair value of the deliverables is not determinable, revenue is recognized over the service period on the straight-line basis. Prior to January 1, 2001, the Company entered into the multiple deliverables contracts, which included a service component that was contractually available over the one-year contract period. Revenue, therefore was recognized over the one year period for these contracts. Effective January 1, 2001, the Company introduced a new customer product to enhance its services. This product does not contain multiple deliverables. These products currently account for a substantial portion of the Company's revenue. The new customer agreements obligate the Company to deliver a product called The College Action Plan (TM) ("CAP"). Revenue is recognized and the receivable is recorded when the CAP is delivered.

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

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


     Intangible assets at July 31, 2001 consist of:

                                                 Accumulated
                                     Amount      Amortization       Net
                                  -----------    ------------   -----------

          Covenant                $   156,013    $   (72,806)   $    83,207
          Excess purchase price     2,879,794       (441,768)     2,438,026
                                  -----------    -----------    -----------

                                  $ 3,035,807    $  (514,574)   $ 2,521,233
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

     Recent Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its our financial position, results of operations, or cash flows. The adoption of SFAS 141 is not expected to have a material effect on the Company's financial position or its results of operations. SFAS 142, when implemented, will result in lower amortization expense to the Company of approximately $325,000 per year.

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

     The delivery of the Company's product is dependent on the customer delivering to the Company certain information. Generally this information is provided within 90 to 120 days of the customer initiating the contract. From this information the Company prepares and delivers a personalized CAP to the student. At that time revenue is recognized and the receivable is recorded. As of July 31, 2001, approximately $2,400,000 (net of an estimated allowance) of contracts have been signed, but the CAP has not yet been delivered to the student. Therefore, the related receivable has not been recorded nor any revenue recognized on these contracts.

     The Company is also recognizing revenue on a straight-line basis over the one year term of the contract for contracts written between August 1, 2000 and December 31, 2000. These services had multiple delivery elements, therefore the receivables are not recorded on the balance sheet. The unrecorded net contract amount related to these services at July 31, 2001 is approximately $600,000 (unaudited).

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

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


     The acquisition has been accounted for by the purchase method and the excess of cost over the fair value of acquired net tangible assets of $1,145,588 was recognized as intangible assets and is being amortized on a straight-line basis over 10 years. The results of operations of CRM have been included in the Company's consolidated financial statements starting August 1, 2000.

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

     Acquisition Of College Bound Student-Athletes, Inc. - On April 15, 1999, the Company acquired all of the issued and outstanding common stock of College Bound Student-Athletes, Inc. (CBS Athletes), for $945,901. During 2000, the Company issued 22,500 shares of common stock valued at $8,028 as additional purchase price consideration. The purchase price is comprised of a $600,000 note payable to the seller, a $176,000 covenant not to compete, 522,500 shares of the Company's common stock valued at $198,934, options to purchase 500,000 shares of the Company's common stock at $0.50 per share valued at $61,531 and $10,000 in direct acquisition costs. The note payable to seller and covenant not to compete were non-interest bearing, which the Company discounted at 8% for purposes of calculating the purchase price. The present value of amounts to be paid under the note and covenant not to compete totaled $675,436. Additional payments of up to $1.1 million and options to purchase 500,000 shares of the Company's common stock could be made upon CBS Athletes achieving certain performance thresholds. The Company believes the performance thresholds were not met, although the former owner disputes one of the thresholds and the matter is currently in arbitration along with other potential adjustments described in Note 15. Additional consideration, if any, would be recognized at the point that meeting the thresholds becomes probable.

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


     The acquisition has been accounted for by the purchase method and the results of operations of CBS Athletes have been included in the Company's consolidated financial statements from April 15, 1999. The purchase price was allocated to the fair value of identifiable assets and liabilities. In connection with the purchase, the Company recorded three intangible assets: a covenant not to compete valued at $156,013 which is being amortized over the covenant period of three years on a straight-line basis; software of $73,300 which is being amortized on a straight-line basis over five years; and recruiting systems technology of $1,057,108 which is being amortized on a straight-line basis over ten years.

5.   FINANCING OF RECEIVABLES:

     In July, 2001, the Company entered into an arrangement with a finance company to finance a portion of on balance sheet and "off-balance sheet" contracts receivables which are pledged as collateral. At July 31, 2001, a principal balance of $887,317 is due to be repaid from the proceeds of the related customer accounts held by the finance company totaling approximately $1,883,000 in contracts (including "off-balance sheet" contracts). The finance company also has held back a $154,901 reserve as additional collateral (reflected as a note receivable on the Company's balance sheet).

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



              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 20003

7.   LONG-TERM OBLIGATIONS:


     Third party obligations:                                               July 31, 2001
                                                                            -------------
     Note due on demand                                                      $     5,040

     Note payable with interest at 8%, principal and interest, due
       October 31, 2001                                                           16,000

     Note payable to stockholder for acquisition of CRM (e)                    1,601,315

     Unsecured notes payable to stockholder assumed in connection with the acquisition of CRM, with an effective interest rate of
       12.5%: due in monthly installments through January 2002 (f)               183,773

     Other obligations with interest rates ranging from 11% to 12%,
       collateralizd by related underlying assets                                 71,865
                                                                             -----------

     Total debt to third parties                                               1,877,993

     Less:  current maturities of long-term debt to third parties               (261,835)

                                                                             -----------
     Long-term debt, less current maturities                                 $ 1,616,158
                                                                             ===========





              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


Related party obligations:                                                               July 31, 2001
                                                                                         -------------

     Note payable to stockholder, with interest at 10% payable monthly, due on
       March 15 2001 (a)                                                                  $    15,000

     Note payable to stockholder, non-interest bearing, due March 15, 2001 (a)                 60,000

     Notes payable to Chartwell International (Chartwell), a significant shareholder, with interest at 10% payable monthly, principal payable on the earlier of
       November 1, 2001 or receipt of long-term financing, as defined in the agreements        70,000

     Note payable to National Collegiate Recruiting Associates, Inc, a wholly owned subsidiary of Chartwell, with interest at 10%, $1,000 payable monthly, or payable on the earlier of March 15, 2001 or receipt of long-term financing,
       as defined in the agreement                                                              9,000

     Note payable to Chartwell with interest at 10% compounded quarterly, the principal and accrued interest is payable on the earlier of November 1, 2002 or receipt of long-term financing, as defined in the agreement. Cumulative principal and interest payable in trade credits or in cash at the discretion
       of the Company                                                                          43,722

     Note payable to Chartwell non-interest bearing, payable November 1, 2002                  61,500

     Note payable to stockholder with interest at 14%, compounded
       monthly, interest payable quarterly, due November 1, 2002                               40,000

     Note payable to stockholders with interest at 14%, compounded
       monthly, interest payable quarterly, due November 1, 2002                               80,000

     Note payable to stockholder for acquisition of CBS Athletes (a)                          362,997

     Note payable to stockholder assumed in connection with
       acquisition of CBS Athletes (b)                                                        177,325

     Note payable to stockholder for agreement not to compete in
       connection with the acquisition of CBS Athletes  (c)                                   102,801

     Notes payable to stockholder for acquisition of CFPI (d)                                 236,544

     Unsecured note payable to stockholder assumed in connection
       with the acquisition of CFPI, non-interest bearing                                       4,500

     Deferred compensation due officers                                                        84,933

                                                                                          -----------
     Total debt to related parties                                                          1,348,322

     Less:  Current maturities of long-term debt to related parties                          (726,685)

                                                                                          -----------
     Long-term debt to related parties, less current maturities                           $   621,637
                                                                                          ===========

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


     (a) $600,000 non-interest bearing note, unsecured, discounted by the Company at 8% to reflect the present value of amounts to be paid under the notes ($362,997 at July 31, 2001): $160,000 in principal was repaid in fiscal 2000 and $37,624 in fiscal 2001 and the remainder of the unpaid balance is due upon receiving an additional $3,500,000 in financing or March 15, 2001. Also two notes totaling $75,000. The balance of the payments due in 2001 were suspended pending outcome of an arbitration proceeding described in Note 15.

     (b) $208,888 unsecured note ($177,325 at July 31, 2001), with interest at 8%, final payment due November 15, 2004; 60 equal monthly installments of interest and principal of $4,446 beginning in December 1999. $19,137 in principal payments were made in fiscal 2001. Further payments due in 2001 were suspended pending outcome of an arbitration proceeding described in
     Note 15.

     (c) $176,000 non-interest bearing note, discounted by the Company at 8% to reflect the present value of amounts to be paid under the note ($102,801 at July 31, 2001): 36 equal monthly installments of $4,889 beginning December 15, 1999, collateralized by 352,000 shares of the Company's stock held in escrow. $24,643 in principal payments were made in fiscal 2001. Further payments due in 2001 were suspended pending outcome of an arbitration proceeding described in Note 15.

     (d) Notes payable with interest rates ranging from 7.1% to 12.9% principal and interest payments ranging from $228 to $1,401 per month, due May 5, 2003. The present value of amounts to be paid under these notes approximate the carrying value of these notes ($236,544 at July 31, 2001). If the Company obtains additional long-term financing, principal payments on this debt could be accelerated based on the terms of the agreement. Principal payments on these notes during the fiscal year ended July 31, 2001 totaled $4,042.

     (e) $2,000,000 note payable with a stated interest rate of 7.5% which the Company discounted at 11.5% for purposes of calculating the purchase price. The 11.5% rate reflects effective interest rates management believes are available to the Company for debt obligations with similar terms and features. The present value of amounts to be paid under the note totaled $1,601,315 at July 31, 2001. The note is payable in 120 equal monthly installments of principal and interest of $23,740, and matures July 31, 2010. If the Company obtains additional long-term financing as defined in the agreement, 50% of the net proceeds of such financing must be used to prepay the principal of this note. This note is collateralized by 2,000,000 shares of the Company's common stock currently held in escrow by a third party. Principal payments on these notes during the fiscal year ended July 31, 2001 totaled $87,243.

     (f) Stated interest rates ranged from 5.75% to 6.0% which were discounted at 12.5% at the purchase date to reflect fair value of amounts to be paid under the notes ($183,773 at July 31, 2001).

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


     The aggregate maturities of long-term debt to related parties for each year subsequent to July 31, 2001, assuming the Company does not obtain additional financing which causes acceleration of the payment of debt, follow:

          July 31:            Third Parties    Related Parties        TOTAL
          --------            -------------    ---------------     ----------

          2002                  $  261,834       $  726,684*       $  988,518
          2003                     231,190          333,154           564,344
          2004                     142,056           51,337           193,393
          2005                     150,485           19,468           169,953
          2006                     167,884            3,433           171,317
          Thereafter               924,544          214,245         1,138,789
                                ----------       ----------        ----------

          TOTAL                 $1,877,993       $1,348,321        $3,226,314
                                ==========       ==========        ==========


          * includes suspended payments which were due in 2001, but are currently subject to arbitration proceeding described in Note 15.


8.   RELATED PARTY TRANSACTIONS:

     The Company entered into a consulting agreement with the former owner of CBS Athletes for $1,500 per month for five years beginning as of the date when the first $100,000 payment is made on the note payable to stockholder for acquisition of CBS Athletes. In March 2000, $160,000 was paid against the purchase price, which triggered payments to start under the consulting agreement. The first $1,500 payment was made in April 2000. Beginning in 2001 the payments were suspended pending outcome of an arbitration proceeding described in Note 15.

     The Company leased office space on a month-to-month basis through July 31, 2000 from Chartwell International, Inc. (Chartwell), a significant investor in the Company. Rental expense under this agreement was $80,319 for the year ended July 31, 2000. CBSA entered into its own five (5) year rental agreement beginning August, 2000 for which its rent expense was $134,378 for the year ended July 31, 2001.

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

9.   CORPORATE SPONSOR CONTRIBUTIONS:

     During 2000, the Company received unrestricted contributions from unrelated corporations totaling $536,000, of which $500,000 was from one corporation.

10.  INCOME TAXES:

     Current and deferred income tax was zero for the years ended July 31, 2001 and 2000, as the Company recorded a full valuation allowance on deferred tax assets.

     In the allocation of the purchase price of CRM, net deferred income tax liabilities of $405,710 were created which have been offset by the use of the Company's existing net operating loss carry forwards.

     The Company is in the process of preparing its current and prior years tax returns. Therefore, amounts presented below will be revised based on the finalization of such income tax information.

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


     Income tax benefit differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax loss as a result of the following:

                                                         2001           2000
                                                         ----           ----

     Computed "expected" tax benefit                 $ 1,364,000    $   448,739
     Increase (reduction) in income taxes
      resulting from:
       Deferred tax liabilities acquisition             (690,000)      (405,710)
       Differences in asset lives                        (50,000)          --
       Allowance from doubtful accounts                  (30,000)          --
       Cash to accrual                                  (152,000)          --
       Permanent differences                             (12,000)       (56,565)
       State income taxes, net of federal income          56,000         43,554
          tax benefit
       Increase in valuation allowance                  (486,000)       (24,527)
       Other                                                --           (5,491)
                                                     -----------    -----------
                                                     $      --      $      --
                                                     ===========    ===========

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 2001 and 2000, are presented below:

                                                         2001          2000
                                                         ----          ----
     Deferred tax assets:
       Allowance for doubtful account receivable     $    67,000    $    36,883
       Deffered liabilities                              907,000         72,239
       Cash to accrual adjustment for CRM                   --          170,853
       Fair value of CRM deferred revenue acquired          --          131,925
       Net operating loss carry forwards               1,347,000        861,040
                                                     -----------    -----------
         Total deferred tax assets                     2,321,000      1,272,940

     Deferred tax liabilities:
       Amounts due from CRM customer contracts              --         (670,200)
         acquired
       Assets acquired from CRM                          (30,000)       (38,288)
       Intangible amortization                           (50,000)          --
                                                     -----------    -----------

         Total deferred tax liabilities                  (80,000)      (708,488)
                                                     -----------    -----------

         Total net deferred tax assets               $ 2,241,000    $   564,452
                                                     ===========    ===========

                                                     $(2,241,000)   $  (564,452)
                                                     -----------    -----------
     Less valuation allowance
     Net deferred taxes                              $      --      $      --
                                                     ===========    ===========


     The increase in the valuation allowance was approximately $1,677,000 and $25,000 for the years ended July 31, 2001 and 2000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $3,560,000 prior to the expiration of the net operating loss carryforwards as follows:
     $600,000 in 2013, $800,000 in 2019,$900,000 in 2020 and $1,260,000 in 2021.

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

     The Company issued options to an employee to purchase 50,000 shares of common stock at an exercise price of $.50 when the fair value of the common stock was $1.00 per share. Pursuant to APB 25, the Company recorded a charge to compensation expense during the year ended July 31, 2000, of $10,416. The remaining unamortized portion of this deferred compensation of $14,584 is reported as a reduction of equity at July 31, 2001 and expense in fiscal 2001.

     In conjunction with the CFPI acquisition, the Company issued 40,000 restricted shares valued at $10,125 of the Company's common stock, to selected employees of CFPI on May 5, 2001. The compensation expense for the period May 1, 2000 to July 31, 2000 of $2,531 is included in selling, general and administrative expenses and the remaining unamortized portion of deferred compensation totaling $7,594 is reported as a reduction of equity at July 31, 2000 and expensed in fiscal 2001.

     In January 2001, $96,608 of deferred compensation as of July 31, 2000 and $85,606 of deferred compensation incurred from August to November 2001 were exchanged for 1,457,714 shares of common stock.

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

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have increased to the pro forma amounts indicated below:

                                                        2001        2000
                                                        ----        ----

          Net loss as reported                     $(4,010,901)  (1,319,820)
          Net loss                                  (4,093,128)  (1,566,336)
          Net loss per share - basic and diluted         (0.16)        (.08)


     The above pro forma disclosures are not necessarily representative of the effect on the reported net loss for future periods because options vest over several years and additional awards are generally made each year. The per share weighted average fair value of stock options granted during 2001 and 2000 was $.61 and $.23, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2000: no expected dividend yield, risk free interest rates ranging from 2.9% to 5.1%, volatility ranging from 95% to 100% and expected option lives ranging from 3 to 8 years; and the following assumptions for 2000: no expected dividend yield, risk free interest rate ranging from 5.5% to 6.75%, volatility ranging from 117% to 174%, and expected option lives ranging from .5 to 3.7 years.

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


     Stock option activity was as follows:

                                                      Number of     Range of
                                                       Shares    Exercise Prices
                                                     ----------  ---------------

      Balance at July 31, 1999                          599,566    .50 - 1.00
            Granted                                   2,849,167    .27 - 1.00
            Canceled                                    (25,000)          .50
                                                     ----------
      Balance at July 31, 2000                        3,423,733    .27 - 1.00
            Granted                                   1,037,500    .50 - 1.00
            Canceled                                   (100,000)         1.00
                                                     ----------
      Balance at July 31, 2001                        4,361,233
                                                     ==========
      Number of options exercisable at
            July 31, 2001                             3,232,592
                                                     ==========

     Canceled options are a result of employee terminations or forfeitures.

                                          Weighted Average
                                             Remaining
     At Exercise Price        Number      Contractual Life    Number Exercisable
           2001            Outstanding        (Years)              July 31,
           ----            -----------        -------              --------

        $  0.27               400,000           5.00                295,833
           0.50             2,961,233           4.03              2,285,023
           1.00             1,000,000           4.60                651,736
                            ---------                             ---------
                            4,361,233                             3,232,592
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

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


15.  LEGAL PROCEEDINGS:

     In fiscal 2000, the Attorney General of Minnesota filed suit against TCP alleging deceptive trade practices, consumer fraud and false advertising, which allegedly occurred prior to the acquisition of TPC by the Company. The plaintiffs in the case are seeking injunctive and other relief. The Company is vigorously contesting this action and believes it will be resolved without material consequence to the Company. However, as this action may result in a jury trial, an estimate of the loss, if any, could be up to $400,000.

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

     The Company granted stock options to purchase 50,000 common shares to two directors and stock options to purchase 750,000 common shares to new officers.

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