Form 10QSB
period 2001-10-31
COLLEGE BOUND STUDENT ALLIANCE INC
filed 2001-12-21
CIK 1103137

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended October 31, 2001


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

                               Yes /X/     No / /

As of November 30, 2001, the Registrant had 24,537,629 shares of common stock,$0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes / /   No /X/

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)                           3

                  Condensed Consolidated Balance Sheets as                   3
                    of October 31, 2001 and July 31, 2001

                  Condensed Consolidated Statements of Operations,
                    Three Month Periods Ended October 31, 2001 and 2000      5

                  Condensed Consolidated Statements of Cash Flows,
                    Three Month Periods Ended October 31, 2001 and 2000      6

                  Notes to Condensed Consolidated Financial
                    Statements                                               8

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           13

Part II. Other Information

         Item 1.  Legal Proceedings                                         19

         Item 2.  Changes in Securities                                     20

         Item 3.  Defaults Upon Senior Securities                           20

         Item 4.  Submission of Matters to a Vote of Security Holders       20

         Item 5.  Other Information                                         20

         Item 6.  Exhibits and Reports on Form 8-K                          20


                                      ITEM I. FINANCIAL STATEMENTS

                                  COLLEGE BOUND STUDENT ALLIANCE, INC.
                                  Condensed Consolidated Balance Sheets
                                               (Unaudited)

                                                 ASSETS

                                                                                 OCTOBER 31       JULY 31
                                                                                    2001            2001
                                                                                ------------    ------------
Current assets:
         Cash                                                                   $    325,623    $    453,337
         Accounts receivable, net of allowance for
           doubtful accounts of $261,449 and $182,141
           for October 31 and July 31, 2001, respectively                          1,809,378       1,278,878
         Notes receivable from financing                                             350,758         154,901
         Inventory                                                                   198,584         152,244
         Deferred customer contract expenses                                       1,121,800         849,711
         Other current assets                                                        133,999          80,043
                                                                                ------------    ------------
                  Total current assets                                             3,940,142       2,969,114

         Property and equipment, net                                                 386,942         389,134
         Licensing rights, net of accumulated amortization
           of $226,186 and $210,367 for October 31 and
           July 31, 2001, respectively                                                94,036         109,856
         Intangible and other assets, net of accumulated
           amortization of $584,418 and $514,574 for
           October 31 and July 31, 2001, respectively                              2,446,889       2,521,233
         Other Assets                                                                 14,560          24,019
                                                                                ------------    ------------
Total assets                                                                    $  6,882,569    $  6,013,356
                                                                                ============    ============




                                  COLLEGE BOUND STUDENT ALLIANCE, INC
                                 Condensed Consolidated Balance Sheets
                                              (Unaudited)


                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                 OCTOBER 31       JULY 31
                                                                                    2001            2001
                                                                                ------------    ------------
Current liabilities:
         Notes payable on financing                                             $  1,526,223    $    887,317
         Current maturities on long-term obligations                                 265,217         261,835
         Current maturities on long-term obligations -
           related parties                                                           728,882         726,685
         Accounts payable                                                          1,465,169       1,287,240
         Accrued liabilities                                                       1,087,720       1,047,912
         Deferred revenue                                                          3,181,380       2,334,361
                                                                                ------------    ------------
                  Total current liabilities                                        8,254,591       6,545,350

Long-term liabilities:
         Deferred license fee                                                        408,324         366,656
         Long-term obligations, less current maturities                            1,551,382       1,616,158
         Long-term obligations to related parties,
           less current maturities                                                   645,067         621,637
                                                                                ------------    ------------
         Total liabilities                                                        10,859,364       9,149,801

COMMITMENTS AND CONTINGENCIES (Notes 2, 8, and 9)

Stockholders' equity (deficit):
         Preferred stock $0.001 par value, 10,000,000 shares
         authorized: none issued or outstanding                                         --              --
         Common stock, $.001 par value, 26,537,629 shares
           issued and 24,537,629 shares issued and outstanding at October 31,
           2001 and 40,000,000 shares authorized, 27,207,229 issued and
           25,207,229 shares issued and outstanding
           at July 31, 2001                                                           24,538          25,207
         Additional paid-in capital                                                3,716,736       3,756,851
         Accumulated deficit                                                      (7,718,069)     (6,918,503)
                                                                                ------------    ------------
                  Total stockholders' equity (deficit)                            (3,976,795)     (3,136,445)
                                                                                ------------    ------------
Total liabilities and stockholders' equity (deficit)                            $  6,882,569    $  6,013,356
                                                                                ============    ============


      The accompanying notes are an integral part of the condensed consolidated financial statements.



                      COLLEGE BOUND STUDENT ALLIANCE, INC.
                 Condensed Consolidated Statements of Operations
                  for the three month periods ended October 31
                                   (Unaudited)


                                                       2001            2000
                                                   ------------    ------------
Revenue:
         Student services                          $  2,381,888    $    782,496
         Corporate sponsor contributions                   --             3,800
         Financing Revenue                              172,521
         Other, net                                        --               101
                                                   ------------    ------------
         Total revenue                                2,554,409         786,397

Cost of services                                        505,559         575,994
                                                   ------------    ------------
         Gross profit                                 2,048,850         210,403

Selling, general and administrative expenses          2,520,249       1,675,174
Depreciation and amortization                           121,112         134,519
                                                   ------------    ------------
         Operating (loss)                              (592,511)     (1,599,290)

Interest expense, net                                  (207,055)        (83,381)
                                                   ------------    ------------
         Net Income (loss)                         $   (799,566)   $ (1,682,671)
                                                   ------------    ------------
Net income (loss) per share
         - Basic and Diluted                       $      (0.03)   $      (0.07)
                                                   ============    ============
Weighted average number of common
         shares outstanding - Basic                  24,551,001      23,488,253
                                                   ============    ============


   The accompanying notes are an integral part of the condensed consolidated financial statements.



                      COLLEGE BOUND STUDENT ALLIANCE, INC.
                 Condensed Consolidated Statements of Cash Flows
                  for the Three Month Periods Ended October 31
                                   (Unaudited)


                                                        2001           2000
                                                     -----------    -----------
Cash flows from operating activities:
Net loss                                             $  (799,566)   $(1,682,671)
Adjustments to reconcile net loss to net cash
  Used in operating activities:
         Provision for doubtful accounts                  76,060        (23,655)
         Depreciation and amortization                   121,112        134,519
         Issuance of common stock for compensation
           To directors and employees                      5,000           --
         Issuance of common stock for purchase of
           Franchises                                      3,600           --
         Deferred compensation and royalties to
           Related parties                                41,200           --
         Issuance of common stock for services
           To third parties                                3,680           --
         Amortization of deferred compensation              --            8,781
         Deferred license fees                            41,668           --
         Non-cash stock cancellations                    (53,064)          --

Changes in operating assets and liabilities
         Due from customer contracts                        --        1,079,959
         Accounts receivable                            (606,560)       (23,432)
         Inventory                                       (46,340)      (204,766)
         Deferred customer contract expense             (272,089)        68,075
         Accounts payable                                177,928         34,610
         Accrued liabilities                              39,808        489,867
         Deferred revenue                                847,019         22,185
         Other                                           (39,996)          --
                                                     -----------    -----------
Net cash used by operating activities                   (460,540)       (96,528)

Cash flows from investing activities
         Purchase of property and equipment              (33,256)          --
                                                     -----------    -----------
Net cash used by investing activities                    (33,256)          --




                           COLLEGE BOUND STUDENT ALLIANCE, INC.
                      Condensed Consolidated Statements of Cash Flows
                       for the Three Month Periods Ended October 31
                                        (Unaudited)



Net cash provided (used) by financing activities:

         Proceeds from financed contracts                          1,345,474           --
         Payments on financed contracts                             (706,568)          --
         Amounts due from financed contracts                        (195,857)          --
         Proceeds from long term obligations                            --             --
         Payments on long term obligations                           (61,394)       (59,234)
         Payments on long term obligations - related parties         (15,573)      (130,538)
         Proceeds from long term obligations - related parties          --          273,056
         Common stock issued for cash                                   --           27,500
                                                                 -----------    -----------
Net cash provided by financing activities                            366,082        110,784
                                                                 -----------    -----------
Net increase (decrease) in cash                                     (127,714)        14,256

Cash at beginning of period                                          453,337        231,271
                                                                 -----------    -----------
Cash at end of period                                            $   325,623    $   245,527
                                                                 ===========    ===========
Supplemental disclosure of cash flow information-

Cash paid during the year for interest                           $   130,588    $    49,089
                                                                 ===========    ===========


        The accompanying notes are an integral part of the condensed consolidated financial statements.

                                            7

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          October 31, 2001 (Unaudited)

(1)  Basis of Preparation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 2001.

     In the Company's opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at October 31, 2001 and July 31, 2001, and the results of operations for each of the three month periods ended October 31, 2001 and 2000, and cash flows for each of the three month periods ended October 31, 2001 and 2000.

     The operating results for the three month periods ended October 31, 2001 may not indicative of the results that may be expected for the year ended July 31, 2002.

     Recent Pronouncements- In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" (SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are:
1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The adoption of SFAS 141 is not expected to have a material effect on the Company's financial position or its results of operations. SFAS 142, when implemented in Fiscal 2003, will result in lower amortization expense to the Company of approximately $325,000 per year.

     In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          October 31, 2001 (Unaudited)


systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. The adoption of this statement is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In August 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets applies to all long-lived assets, including discontinued operations, and replaces the provisions of SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of Segment of a Business," for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations or cash flows.

(2)  Liquidity

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

     During the first quarter of fiscal 2002 we incurred a loss of $799,566 compared to $1,682,671 the first quarter of fiscal 2001, and revenues increased 300% to $2,381,888 over last year. Had product deliveries approximated new contract signings than the Company would have approached breakeven results for the quarter. Our deliverables are dependent on our customer's submission of completed questionnaires.

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

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           April 30, 2001 (Unaudited)


(3)  Revenue Recognition

     Revenue is recognized consistent with Staff Accounting Bulletin No. 101(SAB
101). For customer agreements where there are multiple deliverables and fair value of the deliverables is not determinable, revenue is recognized over the service period on the straight-line basis. Prior to January 1, 2001, the multiple deliverables contracts included a service component that was contractually available over the one-year contract period. Customers paid the contracted fees at the beginning of the contract, in four equal installments in the first four months of the contract, monthly over the contract period, or weekly over the contract period. For those that paid at the beginning of the contract, revenue is deferred and recognized ratably on a straight-line basis over 12 months. For those that pay over four months, a portion of the first payment is deferred and all payments thereafter are deferred and revenue is recognized ratably on a straight-line basis over the contract period. For those that pay in monthly installments, revenue is recognized consistent with contractual collections and, accordingly, receivables and deferred revenues are not recognized at contract initiation. Annual renewals purchased under these contracts are accounted for on the same basis as the basic contract.

     Effective January 1, 2001, the Company introduced a new customer agreement that does not contain multiple deliverables. The Company no longer offers the multiple deliverables customer agreements effective January 1, 2001. The new customer agreements obligate the Company to deliver a product called The College Action Plan (TM) ("CAP"). The CAP is typically delivered within 3 to 6 months. Revenue is recognized when the CAP is delivered.

     Management estimates that approximately 90 percent of the direct costs of performing its obligations under the multiple deliverable agreements is incurred in the first 90 days after contract initiation. Direct and incremental costs in acquiring contracts are deferred and recognized over the contract period for multiple deliverables contracts and upon delivery of the CAP for the new contracts. Management estimates that approximately 70 percent of the total direct and indirect costs of performing its obligations are expensed in the first 90 days after contract initiation. Accordingly, expenses recognized historically have been disproportionately high as compared to reported revenue.

     Revenue for services under the multiple deliverables contracts, other than those services offered as a result of the TCP acquisition, are recognized as the services are delivered as the fair value of those services are readily determinable based on established price lists, and there is no continuing service obligation after delivery of the customer selected service.

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          October 31, 2001 (Unaudited)


     The accounting methods described above vary from the principles used in valuing the assets and deferred revenue in the acquisition of TCP at July 31, 2000 as provided by APB Opinion 16. Such differences relate principally to the Amounts Due from Customer Contracts Acquired, for which collections are applied against said balances rather than recognized in revenue as collected, and to differences in computing deferred revenues during the three month period ended October 31, 2001 and 2000 as provided by SAB 101. This difference will gradually be eliminated over the remainder of the current calendar year.

     Given the significant variance in accounting principles applied in purchase accounting versus those applied subsequent to the July 31, 2000 acquisition of TCP, the Company has provided the supplementary information under GENERAL of
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations to assist the reader of the condensed consolidated financial statements in understanding the operating results for the three month periods ended October 31, 2001 and 2000.

(4)  Common Stock Changes

     During the three months ended October 31, 2001, 50,000 shares were issued in exchange for 500,000 options held by an individual and 810,000 shares ($53,064) were canceled in settlement of two disputes. Subsequent to October 31, 2001, The Company issued 15,000 shares in exchange for 265,000 options held by an individual.

(5)  Net Income (Loss) Per Share

     Net loss per share - basic and diluted is computed on the weighted average number of shares of common stock outstanding during the three month periods ended October 31, 2001 and 2000. Basic net loss per share and net loss per share assuming dilution, are the same for the three months ended October 31, 2001 and 2000, because of the anti-dilutive effect of stock options and awards when there is a loss.


Calculation of Weighted Average Shares Outstanding
                                                                   2001           2000
                                                                -----------    -----------
Number of shares at beginning of three month period (July 31)    25,207,229     23,483,068

Weighted average shares cancelled, net of issuances,
  during the three month period ended October 31                   (656,228)         5,185
                                                                -----------    -----------
Weighted average shares outstanding for the
  three-month period ended October 31                            24,551,001     23,488,253
                                                                ===========    ===========

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          October 31, 2001 (Unaudited)


(6)  Deferred Customer Contract Expenses

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

(7)  Legal Proceedings

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

(8)  Effects of the September 11, 2001 Tragedy

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

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     We acquired three companies over the sixteen month period ended July 31, 2000 two of which were in the last two months of fiscal 2000. Therefore fiscal 2001 was a year of integration of these businesses and great transition. Considerable effort and resources were expended during fiscal 2001 on consolidating operations, realigning product lines and the sales organizations, developing marketing strategies, improving and expanding product and services, expanding the sales force, identifying and implementing efficiencies and expanding infrastructure. As a result of these activities we continued to incur significant losses during the 9 months ended April 30, 2001, which have put a heavy strain on our financial resources and worsened our financial position. We, however, reached profitability in the fourth quarter ended July 31, 2001 and believe the worst is behind us.

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

RESULTS OF OPERATIONS: QUARTER ENDING OCTOBER 31, 2001 VERSUS QUARTER ENDING OCTOBER 31, 2000

GENERAL

     The revenue recognized during fiscal quarter ending October 31, 2000 was significantly impacted by revenues from contracts signed in the quarter being deferred over a twelve month period whereas revenues from similar open contracts as of July 31, 2000 were recorded as an asset at the time of acquisition and therefore we did not recognize revenue from the existing contracts during our first fiscal quarter. As a result of this factor the revenue reported in the financial statements in the first fiscal quarter of 2000 is significantly less than the underlying business activity.

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

     Beginning January 1, 2001 the Company introduced new TCP products which trigger revenue recognition when such products are shipped. Over 70% of the direct expenses are incurred before or at date the customer enters into a contract with the Company, and approximately 30% of these direct expenses are deferred to be written off along with the related revenue recognized upon shipment of the products, usually 60 to 120 days after contract signing. Thus, operating results of each quarter are not necessarily indicative of future or past quarters as the number of new contracts signed does not coincide with the number of contracts under which product was delivered. Timing of deliveries of the products is largely influenced by the timing of the delivery of information by the customer which is required to complete the product.

     Deliveries for the quarter ended July 31, 2001 were 2,175 units (contracts signed were 2,821) and the Company reported profit of $150,000. Deliveries for the quarter ended October 31, 2001 were 1,725 (contract signings were 3,093) and the Company reported a loss of $799,566; however, if the contracts delivered during the quarter were equivalent to the amount signed during this quarter then we estimate the results would have been about break-even. Deliveries are dependent on the submission of completed questionnaires by the customer.

     Undelivered contracts for the quarter ended October 31, 2001 was 5,237, or approximately $6,600,000 in revenue not yet recognized in the financial statements.

     The table below summarizes the actual business activity for the past five fiscal quarters as compared to the revenues recognized in the financial statements for the same periods. TCP was acquired by us as of July 31, 2000. TCP's contracts account for approximately 85% of our total revenue. Below is a summary of TCP's contracts signed during each quarter, the value of TCP contracts signed each quarter together with other company revenues, and the revenues per financial statements, net of reserves.


                                           Quarter          Quarter          Quarter          Quarter          Quarter
                                             Ended            Ended            Ended            Ended            Ended
                                          10-31-01          7-31-01          4-30-01          1-31-01         10-31-00
                                        ==========       ==========       ==========       ==========       ==========
Number of TCP contracts
  signed, net of cancellations               3,093            2,821            3,692            2,115            2,646
                                        ==========       ==========       ==========       ==========       ==========

Estimated value of TCP contracts
  signed, less estimated reserves       $2,905,789       $2,624,099       $3,296,612       $1,763,898       $1,895,289
                                        ==========       ==========       ==========       ==========       ==========

Open TCP customer contract
  receivables, net of reserves          $4,317,912       $3,894,349       $3,228,561       $1,901,809       $1,926,000
                                        ==========       ==========       ==========       ==========       ==========

Cash collected from TCP
  customers in period                   $2,444,176       $2,232,142       $2,397,361       $1,746,289       $1,942,261
                                        ==========       ==========       ==========       ==========       ==========

Number of open TCP customer
  contracts for which revenue
  has not been fully recognized              6,893            6,006            5,031            3,823            3,782
                                        ==========       ==========       ==========       ==========       ==========

Estimated value of TCP contracts
  signed, plus revenues from all
  other company student services        $3,226,146       $2,841,248       $3,604,248       $2,162,918       $2,327,675
                                        ==========       ==========       ==========       ==========       ==========


     The number of weekend workshops varies from quarter to quarter depending on holidays; there were 12, 9, 12, 10, and 12 workshop weekends in the fiscal quarters ended October 31, 2001; July 31, 2001; April 30, 2001; January 31, 2001 and October 31, 2000, respectively. Seasonality is impacted by the number of workshop weekends and also by lower turnouts during the November and December holiday season. Numbers of contracts sold during the three and twelve months ended July 2001 are higher than that experienced by TCP prior to the acquisition in its prior year due to a higher unit selling price and higher unit sales volume occurring with the introduction of our new and upgraded products beginning January 1, 2001.

     While the results achieved in the fiscal quarter ended October 31, 2001 is not necessarily indicative of future quarters, we believe we will achieve profitability in calendar 2002, and can continue our growth rate and manage our costs. The estimated value of the contracts entered into in the three months ended October 31, 2001 exceeded the same period last year by over 30%, despite some setback caused by the September 11 tragedy and related anthrax scares.

FINANCIAL CONDITION AS OF OCTOBER 31, 2001 AS COMPARED TO JULY 31, 2001

     Total assets have increased from $6,013,356 at July 31, 2001 to $6,682,569, a change of approximately $669,000 at October 31, 2001. The increase was primarily due to 1) an increase in trade receivables of approximately $530,000, and 2) an increase in deferred customer contract expenses of approximately $272,000. This was partially offset by the amortization and depreciation of long-lived assets.

     Total liabilities increased from $9,149,801 at July 31, 2001 to $10,659,364 at October 31, 2001. Current liabilities increased from $6,545,350 at July 31, 2001 to $8,054,591 at October 31, 2001. The increase in current liabilities is primarily a result of: a) an increase of approximately $847,000 due to receipts of cash for customer contracts prior to delivery of the services during the three months ended October 31,2001; and b) an increase in notes payable on financing of $639,000, secured by customer contracts sold for which revenue has not been recognized and accounts receivable.

     Stockholders' equity decreased from a deficit of approximately $3,136,445 at July 31, 2001 to a deficit of approximately $3,976,795 at October 31, 2001 primarily because of the net loss during the three-month period ended October 31, 2001.

     As of October 31, 2001 the Company has a working capital deficit of approximately $4,114,449. Management plans to manage the deficit through decreasing costs, increase the number of units delivered and continue to increase the number of contracts sold. The Company will also pursue senior and subordinated debt, along with continuing to seek equity financing to fund basic operations and further expansion.

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

RESULTS OF OPERATIONS: THREE-MONTH PERIODS ENDED OCTOBER 31, 2001 VERSUS OCTOBER 31, 2000

     GENERAL. The acquisition of The College Partnership, Inc. has dramatically affected the Company's revenue and expense recognition methods. The Company recognizes contract fee revenue from students on a straight-line basis over the twelve-month term of the contracts with multiple deliverables. Customers have the option to pay the full contract price when the contract is signed, in four equal installments payable the first four months of the contract, in twelve equal monthly installments or in weekly installments over one year. Customers have the right to cancel the contract for a full refund within three days of contract signing. Amounts due under contracts are not recorded until cash is received. If a customer paying in four equal installments cancels their contract, all deferred revenue at that time is recognized as revenue. If a customer is paying in equal monthly or weekly installments, the revenue is recognized as the payments are received. Effective January 1, 2001, the Company introduced a new customer agreement that does not contain multiple deliverables. The Company no longer offers the multiple deliverables customer agreements effective January 1, 2001. The new customer agreements obligate the Company to deliver a product called The College Action Plan (TM) (CAP). The CAP is typically delivered within 60 to 120 days. Revenue is recognized when the CAP is delivered.

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

     The former contract is a multiple deliverable arrangement with two service elements; 1) a tailored profile to assist the client in selecting a college and
2) continuing support, generally for a one year period, in assisting clients in understanding the output as presented in the CAP, guidance in the college application process and assistance in identifying sources of educational financial assistance. These services are not separately priced nor can customers select only one service. The CAP is generally delivered approximately 60 to 120 days after initiation of the client contract. Approximately 90% of direct costs and 70% of total costs are incurred and expensed within 60 days of the contract signing, although 83% of the revenue is deferred until the CAP is delivered, approximately after 60 days after the contract signing.

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

     REVENUE. For the three-month periods ended October 31, 2001 the Company signed 3,093 customer contracts, net of cancellations, which are higher than the number signed for the same period last year. Customer contracts result in student service revenue being recognized over the twelve month contract period for the multiple deliverable contracts, or upon delivery of the CAP for the new contracts.

     Student services revenue increased $1,599,392 or 204% for the three month periods ended October 31, 2001 to $2,381,888 from $782,496 for the comparable period in 2000, primarily as a result of the revenue recognition effects described in the first paragraph under "GENERAL" on page 13. Revenue from student services is expected to increase in fiscal 2001 as the marketing and selling of other products is included in the TCP workshop marketing channel, leads increase, the number of representatives grows and the sales per representative increases.

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

     Financing revenue increased by $172,521 for the three-month period ended October 31, 2001 from $0 for the comparable period last year. This primarily represents interest earned on the sale and payments associated with the TCP products.

     Other revenue decreased $101 primarily because of changes regarding the policy of charging for training the franchise sales force.

     COST OF SERVICES. The cost of services for the three-month period ended October 31, 2001 decreased $70,435 or 12% to $505,559 from $575,994 for the comparable period in 2000. As a percentage of student services revenue, cost of services was 21% for the current year as compared to 74% for the prior year. Cost of service decreased as a percentage of revenue because of the low direct cost of TCP's product and because the TCP product sales represent 85% of the total Company sales. Cost of services is comprised primarily of production costs for our product deliverables.

     OPERATING EXPENSES. Selling, general and administrative expenses increased 150% or $845,075 to $2,520,249 for the three-month period ended October 31 2001 from $1,675,174 for same period in 2000. The increase results from the high sales and marketing costs associated with selling the TCP products which include direct marketing campaigns, commissions and conducting workshops in over 300 locations during 2001.

     Our results have also been affected by the costs associated with the integration of operational and administrative functions and building infrastructure for future expansion.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased 10% or $13,407 to $121,112 for the three-month period ended October 31, 2001, as compared to $134,519 for the same period in 2000. The depreciation and amortization is primarily due to the acquisition of TCP, CFPI and CBS-Athletes since their acquisitions resulted in intangible assets totaling $2,321,233.These assets are generally being amortized over a 10-year period.

     OPERATING LOSS. Our operating loss for the three-month period ended October 31, 2001 was $592,511 compared to an operating loss of $1,599,290 in 2000. The decrease in operating loss is primarily attributable to improved gross profits being realized on higher student service revenues with this being partially offset by higher selling, general and administrative expenses.

     NON-OPERATING INCOME (EXPENSE). Interest expense for the three month period ended October 31, 2001 increased 148% or $123,674 to $207,055 as compared to $83,381 for the same period in 2000. This increase is primarily due to the financing of both our balance sheet and "off balance sheet" contract receivables. Our interest expense is directly related to our level of borrowings and related interest rates.

     NET LOSS AND NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss for three-month period ended October 31, 2001 was $799,566, as compared to $1,682,671 for the comparable period in 2000. The basic and diluted net loss per share attributable to common stockholders for 2001 was $0.03, as compared to net loss per share of $0.07 for 2000.

     LIQUIDITY. Our primary sources of liquidity and capital resources historically have been borrowings and sales of our equity securities. Cash used for payment of operating costs has offset these sources of cash flow.

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

Item 2. Changes in Securities

     During the quarter ended October 31, 2001, the Company issued 30,500 share of common stock to two third parties for services valued at $3,680. These issuances were effective July 11, 2001 and May 14, 2001.

     During the quarter ended October 31, 2001, the Company issued 60,000 shares of common stock to an individual for the repurchase of a franchise. This issuance was effective August 2, 2001.

     During the quarter ended October 31, 2001, the Company issued 5,000 shares of common stock to employees in exchange for 500,000 options to purchase common stock of the Company. These issuances were effective September 26, 2001.

     During the quarter ended October 31, 2001, 450,100 shares of common stock were returned to the Company and canceled in a settlement of a dispute.

     During the quarter ended October 31, 2001, the Company granted options to purchase 975,000 shares to 6 employees and one member of the Board of Directors.

     During the quarter, the Company issued options to purchase 30,000 shares to a vendor for services valued at $9,600.

Item 3. Defaults Upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     Exhibits:

     None

     Reports on Form 8-K:

     Form 8-K; October 5, 2001; Item 4.
     Form 8-K/A; October 222001; Items 4 and 7.
     Form 8-K/A; November 8, 2001; Item 4 and 7.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    College Bound Student Alliance, Inc.



Date: December 20, 2001             By: /s/ Jerome M. Lapin
                                    Jerome M. Lapin
                                    Chief Executive Officer



Date: December 20, 2001             By: /s/ John J. Grace
                                    John J. Grace
                                    Chief Financial Officer