Form 10QSB
period 2002-01-31
COLLEGE BOUND STUDENT ALLIANCE INC
filed 2002-03-18
CIK 1103137

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 31, 2002


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

                               Yes /X/     No /  /

As of February 28, 2002, the Registrant had 24,537,629 shares of common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes /  /   No /X/



                                      INDEX

                                                                                  Page
                                                                                Number
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets as
                    of January 31, 2002 and July 31, 2001                          3-4

                  Condensed Consolidated Statements of Operations,
                   Three and Six Month Periods Ended January 31, 2002 and 2001       5

                  Condensed Consolidated Statements of Cash Flows,
                   Six Month Periods Ended January 31, 2002 and 2001               6-7

                  Notes to Condensed Consolidated Financial Statements            8-13

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                 14-19

Part II. Other Information

         Item 1.  Legal Proceedings                                                 20

         Item 2.  Changes in Securities                                             20

         Item 3.  Defaults Upon Senior Securities                                   20

         Item 4.  Submission of Matters to a Vote of Security Holders               21

         Item 5.  Other Information                                                 21

         Item 6.  Exhibits and Reports on Form 8-K                                  21




                                  ITEM I. FINANCIAL STATEMENTS

                              COLLEGE BOUND STUDENT ALLIANCE, INC.
                              Condensed Consolidated Balance Sheets
                                           (Unaudited)

                                             ASSETS

                                                                  JANUARY 31,       JULY 31,
                                                                     2002             2001
                                                                 -------------    ------------
Current assets:

         Cash                                                     $    473,780    $    453,337
         Accounts receivable, net of allowance for
           doubtful accounts of $364,343 and $182,141
           for January 31, 2002 and July 31, 2001,
           respectively                                              2,429,428       1,278,878
         Notes receivable from financing                               333,355         154,901
         Inventory                                                     148,632         152,244
         Deferred customer contract expenses                         1,163,858         849,711
         Other current assets                                          112,929          80,043
                                                                  ------------    ------------
                  Total current assets                               4,661,982       2,969,114

         Property and equipment, net                                   367,101         389,134
         Licensing rights, net of accumulated amortization
           of $242,006 and $210,367 for January 31, 2002
           and  July 31, 2001, respectively                             78,217         109,856
         Intangible and other assets, net of accumulated
           amortization of $664,130 and $514,574 for
           January 31, 2002 and July 31, 2001, respectively          2,367,178       2,521,233
         Other assets                                                   15,760          24,019
                                                                  ------------    ------------
Total assets                                                      $  7,490,238    $  6,013,356
                                                                  ============    ============



                             COLLEGE BOUND STUDENT ALLIANCE, INC.
                             Condensed Consolidated Balance Sheets
                                          (Unaudited)

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                  JANUARY 31,       JULY 31,
                                                                      2002            2001
                                                                  ------------    ------------
Current liabilities:
         Notes payable on financing                               $  1,884,393    $    887,317
         Current maturities on long-term obligations                   289,536         261,835
         Current maturities on long-term obligations in dispute        629,284         588,732
         Current maturities on long-term obligations -
           related parties                                             253,448         137,953
         Accounts payable                                            1,535,165       1,287,240
         Accrued liabilities                                           855,437       1,047,912
         Deferred revenue                                            3,541,183       2,334,361
                                                                  ------------    ------------
                  Total current liabilities                          8,988,446       6,545,350

Long-term liabilities:
         Deferred license fee                                          530,987         366,656
         Long-term obligations, less current maturities              1,508,340       1,616,158
         Long-term obligations in dispute                               88,839         129,391
         Long-term obligations to related parties,
           less current maturities                                     491,400         492,246
                                                                  ------------    ------------
         Total liabilities                                          11,608,012       9,149,801

COMMITMENTS AND CONTINGENCIES (Notes 2, 8, and 9)

Stockholders' equity (deficit):
         Preferred stock $0.001 par value, 10,000,000 shares
           authorized: none issued or outstanding                         --              --
         Common stock, $.001 par value, 40,000,000 shares
           Authorized: 26,567,629 shares issued and 4,567,629
           shares issued and outstanding at January 31, 2002
           and 27,207,229 issued and 25,207,229 shares
           issued and outstanding at July 31, 2001                      24,568          25,207
         Additional paid-in capital                                  3,732,406       3,756,851
         Accumulated deficit                                        (7,874,748)     (6,918,503)
                                                                  ------------    ------------
                  Total stockholders' equity (deficit)              (4,117,774)     (3,136,445)
                                                                  ------------    ------------
Total liabilities and stockholders' equity (deficit)              $  7,490,238    $  6,013,356
                                                                  ============    ============


The accompanying notes are an integral part of the condensed consolidated financial statements.



                                  COLLEGE BOUND STUDENT ALLIANCE, INC.
                             Condensed Consolidated Statements of Operations
                          for the three and six month periods ended January 31
                                               (Unaudited)



                                                     Six Months Ended               Three Months Ended
                                                   2002            2001            2002            2001
                                               ------------    ------------    ------------    ------------
Revenue:
         Student services                      $  5,107,097    $  2,041,395    $  2,725,209    $  1,258,899
         Corporate sponsor contributions               --             9,770            --             5,970
         Financing Revenue                          347,015            --           174,494            --
         Other, net                                    --               101            --              --
                                               ------------    ------------    ------------    ------------
         Total revenue                            5,454,112       2,051,266       2,899,703       1,264,869

Cost of services                                  1,017,478       1,634,869         511,919       1,058,875
                                               ------------    ------------    ------------    ------------
         Gross profit                             4,436,634         416,397       2,387,784         205,994

Selling, general and administrative expenses      4,727,575       3,193,567       2,207,325       1,518,393
Depreciation and amortization                       254,015         293,277         132,903         158,758
                                               ------------    ------------    ------------    ------------
         Operating income (loss)                   (544,956)     (3,070,447)         47,556      (1,471,157)

Interest expense, net                              (411,289)       (151,716)       (204,234)        (68,335)
                                               ------------    ------------    ------------    ------------
         Net loss                              $   (956,245)   $ (3,222,163)   $   (156,678)   $ (1,539,492)
                                               ============    ============    ============    ============
Net loss per share
         - Basic and diluted                   $       (.04)   $      (0.14)   $      (0.01)   $      (0.06)
                                               ============    ============    ============    ============
Weighted average number of common
         shares outstanding - Basic
         and diluted                             24,553,934      23,678,997      24,556,868      23,867,317
                                               ============    ============    ============    ============


The accompanying notes are an integral part of the condensed consolidated financial statements.



                      COLLEGE BOUND STUDENT ALLIANCE, INC.
                 Condensed Consolidated Statements of Cash Flows
                   for the Six Month Periods Ended January 31
                                   (Unaudited)


                                                         2002           2001
                                                     -----------    -----------
Cash flows from operating activities:
Net loss                                             $  (956,245)   $(3,222,163)
Adjustments to reconcile net loss to net cash
  Used in operating activities:
         Provision for doubtful accounts                 182,202        (23,655)
         Depreciation and amortization                   254,015        293,277
         Issuance of common stock for compensation
           to directors and employees                      5,000           --
         Issuance of common stock for purchase of
           franchises                                      3,600           --
Gain on sale of fixed assets                                            (12,679)
         Deferred compensation and royalties to
           related parties                               151,321           --
         Issuance of common stock for services
           to third parties                               19,380           --
         Amortization of deferred compensation              --           17,578
         Deferred license fees                           164,330           --
         Non-cash stock cancellations                    (53,064)          --

Changes in operating assets and liabilities
         Due from customer contracts                        --        1,523,836
         Accounts receivable                          (1,332,752)       (39,956)
         Inventory                                         3,612           --
         Deferred customer contract expense             (314,147)      (407,103)
         Accounts payable                                247,925        492,362
         Accrued liabilities                            (192,475)       180,218
         Deferred revenue                              1,206,822        951,317
         Other                                           (20,127)       (95,650)
                                                     -----------    -----------
Net cash used by operating activities                   (630,603)      (342,618)

Cash flows from investing activities
         Purchase of property and equipment              (50,786)        (5,670)
                                                     -----------    -----------
Net cash used by investing activities                    (50,786)        (5,670)




                           COLLEGE BOUND STUDENT ALLIANCE, INC.
                      Condensed Consolidated Statements of Cash Flows
                        for the Six Month Periods Ended January 31
                                        (Unaudited)

                                                                     2002           2001
                                                                 -----------    -----------

Net cash provided by financing activities:

         Proceeds from financed contracts                          2,683,144           --
         Payments on financed contracts                           (1,686,068)          --
         Amounts due from financed contracts                        (178,456)          --
         Proceeds from long term obligations                          36,767         16,000
         Payments on long term obligations                          (116,883)      (152,658)
         Payments on long term obligations - related parties         (36,672)       (45,475)
         Proceeds from long term obligations - related parties          --          470,475
         Common stock issued for cash                                   --           43,968
                                                                 -----------    -----------
Net cash provided by financing activities                            701,832        332,310
                                                                 -----------    -----------
Net increase (decrease) in cash                                       20,443        (15,978)

Cash at beginning of period                                          453,337        231,271
                                                                 -----------    -----------
Cash at end of period                                            $   473,780    $   215,293
                                                                 ===========    ===========
Supplemental disclosure of cash flow information-

Cash paid during the year for interest                           $   231,363    $    49,089
                                                                 ===========    ===========
Supplemental disclosure of non-cash information
  during the three months ended January 31, 2001 -
  the Company issued common stock to employees
  and a director in lieu of cash compensation                    $      --      $   200,564
                                                                 ===========    ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                              7

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          January 31, 2002 (Unaudited)

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

     In the Company's opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at January 31, 2002 and July 31, 2001, and the results of operations for each of the three and six month periods ended January 31, 2002 and 2001, and cash flows for each of the six month periods ended January 31, 2002 and 2001.

     The operating results for the three and six month periods ended January 31, 2002 may not be indicative of the results that may be expected for the year ending July 31, 2002.

Recent Pronouncements- In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are:
1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company intends to adopt this standard in the first quarter of fiscal 2003. The Company does not believe that the adoption of these statements will have a material adverse effect on its financial position, results of operations or cash flows except that we know that SFAS 142, when implemented, will result in lower amortization expense to the Company of approximately $325,000 per year. However, a detailed analysis has not yet been performed on the current fair value of the Company's intangible assets under SFAS 142.

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          January 31, 2002 (Unaudited)

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

(2)  Liquidity

     During fiscal 2001 the Company incurred significant operating losses and a deterioration in working capital as it: revamped and improved product lines and its marketing organization; consolidated the operations of its acquired companies; and invested in expansion of its operations and infrastructure. Management believes these activities consumed considerable focus and resulted in significant losses during the first three quarters of the fiscal year ended July 31, 2001. A portion of these costs were funded by a financing of the Company's on and off balance sheet customer contract receivables.

     During the first six months of the fiscal year ended July 31, 2002 we incurred a loss of $956,245 compared to $3,222,163 during the same six months of the prior fiscal year. Revenues increased 166% during the six month period from $2,051,266 for 2001 to $5,454,112 for 2002. Had product deliveries approximated new contract signings, the Company would have approximated breakeven results for the six months ended January 31, 2002. Our deliverables are dependent on our customer's submission of completed questionnaires.

     The Company does not expect its near-term growth in cash flow from increased sales will be sufficient to meet its obligations and will need to rely on a portion of funding to continue its operations and fund its growth. However, in January 2002, the Company was successful in restructuring its senior debt financing to improve cash flow from current operations. The Company has engaged two investment banking firms to assist it in obtaining both debt and equity financing. While there is no guarantee the Company will be successful in attracting such investment, management believes reorganization costs are behind it, the Company has substantially decreased its losses from operations, sales are improving and the fundamentals of its business are strong, which all present an attractive investment vehicle with growth potential. However, terms may not be as beneficial to the Company on the subordinated debt or equity securities as might otherwise be expected in normal circumstances because of our past losses.

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          January 31, 2002 (Unaudited)

(3)  Revenue Recognition

     Revenue is recognized consistent with Staff Accounting Bulletin No. 101 ("SAB 101"). For customer agreements where there are multiple deliverables and fair value of the deliverables is not determinable, revenue is recognized over the service period on the straight-line basis. Prior to January 1, 2001, the multiple deliverables contracts included a service component that was contractually available over the one-year contract period. Customers paid the contracted fees at the beginning of the contract, in four equal installments in the first four months of the contract, monthly over the contract period, or weekly over the contract period. For those that paid at the beginning of the contract, revenue was deferred and recognized ratably on a straight-line basis over 12 months. For those that paid over four months, a portion of the first payment was deferred and all payments thereafter were deferred and revenue was recognized ratably on a straight-line basis over the contract period. For those that paid in monthly installments, revenue was recognized consistent with contractual collections and, accordingly, receivables and deferred revenues were not recognized at contract initiation. Annual renewals purchased under these contracts were accounted for on the same basis as the basic contract.

     Effective January 1, 2001, the Company introduced a new customer agreement that does not contain multiple deliverables. The new customer agreements obligate the Company to deliver a product called The College Action Plan (TM) ("CAP"). The CAP is typically delivered within 2 to 4 months. Revenue is recognized when the CAP is delivered. When the contract becomes non-performing, the Company estimates its future liabilities and reduces both the deferred income and customer contract expenses accordingly. The future liability is estimated based on historical information regarding the probability that the Company will have any future obligation associated with these non-performing contracts.

     Management estimates that approximately 90 percent of the direct and indirect costs of performing its obligations under both the old and new agreements were incurred in the first 90 days after contract initiation. Direct and incremental costs in acquiring contracts were deferred and recognized over the contract period for multiple deliverables contracts (executed prior to January 1, 2001) and upon delivery of the CAP for the new contracts (executed after January 1, 2001).

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

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          January 31, 2002 (Unaudited)

     The accounting methods described above vary from the principles used in valuing the assets and deferred revenue in the acquisition of TCP at July 31, 2000 as provided by APB Opinion 16. Such differences relate principally to the Amounts Due from Customer Contracts Acquired, for which collections were applied against said balances rather than recognized in revenue as collected, and to differences in computing deferred revenues during the three and six month periods ended January 31, 2001 as provided by SAB 101.

     Given the significant variance in accounting principles applied in purchase accounting versus those applied subsequent to the July 31, 2000 acquisition of TCP, the Company has provided the supplementary information under GENERAL of
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations to assist the reader of the condensed consolidated financial statements in understanding the operating results for the three and six month periods ended January 31, 2002 and 2001.

(4)  Common Stock Changes

     During the three months ended January 31, 2002, the Company issued 30,000 shares in exchange for debt relief of $15,700 and 360,000 options held by an individual. Subsequent to January 31, 2002, the Company offered executives who are deferring compensation to convert, at their option, $200,801 of accrued deferred compensation to 1,859,272 shares of restricted common stock at the rate of $.108 per share. This conversion price was double the average 90 day trading price prior to the authorization date.

(5)  Net Income (Loss) Per Share

     Net loss per share - basic and diluted is computed on the weighted average number of shares of common stock outstanding during the three and six month periods ended January 31, 2002 and 2001. Basic net loss per share and net loss per share assuming dilution, are the same for the three and six months ended January 31, 2002 and 2001, because of the anti-dilutive effect of stock options and awards when there is a loss.

Calculation of Weighted Average Shares Outstanding          2002         2001
                                                         ----------   ----------

Number of shares at beginning of three month period
  (October 31, 2001 and 2002, respectively)              24,537,629   23,583,068

Weighted average shares issued during the
  three month period ended January 31                        19,239      284,249
                                                         ----------   ----------
Weighted average shares outstanding for the
  three-month period ended January 31                    24,556,868   23,867,317
                                                         ==========   ==========

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          January 31, 2002 (Unaudited)

Calculation of Weighted Average Shares Outstanding        2002           2001
                                                      -----------    -----------

Number of shares at beginning of six month period
  (July 31, 2001 and 2000, respectively)               25,207,229     23,483,068

Weighted average shares cancelled, net of issuances,
  during the six-month period ended January 31           (653,295)       195,929
                                                      -----------    -----------
Weighted average shares outstanding for the
  six-month period ended January 31                    24,553,934     23,678,997
                                                      ===========    ===========

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

(7)  Legal Proceedings

     In fiscal 2001, the prior owners of a business acquired by the Company in fiscal 1999 filed an action against the Company demanding payments on promissory notes issued in the acquisition. The Company contends the purchase price was overvalued as of the purchase date, that the remaining performance thresholds have not been met and, therefore, the corresponding performance payments are not due, and that a return of previous payments may be required. The Company also terminated certain consulting and employment agreements to these prior owners and filed suit against these parties. One of the prior owners subsequently filed a counter suit against the Company alleging breach of executive employment agreement and seeking monetary damages in the amount of $540,000, plus attorney fees and other costs. The Company believes that it has meritorious defenses as to the entire amount sought. Accordingly, no amounts have been accrued on this action, however, the unpaid balances on the original promissory notes are still included in the balance sheet. The Company intends to vigorously contest this action and seek cancellation of the remaining balance on the promissory notes and recovery of payments previously made on the notes.

     During the three months ended January 31, 2002 the Company settled a suit filed by the Attorney General of Minnesota against TCP (formerly CRM) alleging deceptive trade practices, consumer fraud and false advertising which allegedly occurred prior to the acquisition of TCP by the Company. The settlement requires the Company to pay $50,000 and not to sell its product or services in Minnesota. There was no admission of wrong doing by the Company and the Company may reapply to do business in Minnesota at a later point in time.

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          January 31, 2002 (Unaudited)

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

(9)  Subsequent Events

     The Company recently completed financial obligation restructuring negotiations with a shareholder and lessor that hold approximately $1,950,000 in notes payable from the Company and a lease for its operating system.

     Under terms of the restructuring, the note holder has agreed to accept $1,250,000 in full settlement of the notes and to return 2 million shares of the Company's common stock held by the note holder. In addition, the lessor has agreed to accept $500,000 in full payment for the lease of the Company's operating system that previously required payments totaling approximately $2 million in lease and buy out payments over the lease's term through July 29, 2004.

     The note holder and lessor have also agreed to reduce the Company's aggregate payments under the note and lease obligations from approximately $85,000 per month, to $22,000 per month, through November 1, 2002.

     Under the terms of the restructuring, the Company must pay the new note and lease amounts, totaling $1,750,000, prior to November 1, 2002. If the Company is unable to raise financing to make the payments, the note holder has agreed to restructure the payment terms of the note, extending the payment period over seven years and eight months, and reducing the interest rate on the note to four percent, reducing the monthly payment to approximately $23,000. The operating lease terms will also be revised so that the monthly lease payment amount will be based on a per unit charge thereby matching cost to CAP unit deliveries. Based on our current monthly deliveries of CAPs, this will reduce our monthly lease expense by approximately $26,000 per month.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     We acquired three companies over the sixteen month period ended July 31, 2000 two of which were in the last two months of fiscal 2000. Therefore the fiscal year ended July 31, 2001 was a year of integration of these businesses and great transition. Considerable effort and resources were expended during fiscal 2001 on consolidating operations, realigning product lines and the sales organizations, developing marketing strategies, improving and expanding product and services, expanding the sales force, identifying and implementing efficiencies and expanding infrastructure. As a result of these activities we continued to incur significant losses during the fiscal year ended July 31, 2001, which put a heavy strain on our financial resources and worsened our financial position.

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


GENERAL

     Beginning January 1, 2001 the Company introduced new TCP products that trigger revenue recognition when such products are shipped. Over 70% of the direct expenses are incurred before or at the date the customer enters into a contract with the Company, and approximately 30% of these direct expenses are deferred to be written off along with the related revenue recognized upon shipment of the products, usually 60 to 120 days after contract signing. Thus, operating results of each quarter are not necessarily indicative of future or past quarters as the number of new contracts signed does not coincide with the number of contracts under which product was delivered. Timing of deliveries of the products is largely influenced by the timing of the receipt of information from the customer that is required to complete the product.

     Prior to January 1, 2001 the Company recognized revenue over a twelve month period. Therefore, the method used for revenue recognized for the first two months of the quarter ended January 31, 2001 was different than for the following thirteen months ended January 31, 2002.

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

     Deliveries for the quarter ended July 31, 2001 were 2,175 units (contracts signed were 2,821) and the Company recorded a small profit. Deliveries for the quarter ended January 31, 2002 were 2,083 (contract signings were 2,437) and the Company reported a loss of $156,678. However, if the contracts delivered during the quarter ended January 31, 2002 were equivalent to the amount signed during the same quarter, the reported results would have reflected a small profit. Deliveries for the six months ended January 31, 2002 were 3,629 (contract signings were 5,530) and the Company reported a loss of $956,245. However, had deliveries equaled contract signings, the Company would have reported a small profit.

     Undelivered contracts at January 31, 2002 were 6,272, or approximately $7,500,000 in revenue not yet recognized in the financial statements.

     The table below summarizes the actual business activity for the past five fiscal quarters as compared to the revenues recognized in the financial statements for the same periods. We acquired TCP as of July 31, 2000. TCP's contracts account for approximately 93% of our total revenue. Below is a summary of TCP's contracts signed during each quarter and the value of TCP contracts signed each quarter together with other company revenues.


                                          Three Months     Three Months     Three Months     Three Months     Three Months
                                                 Ended            Ended            Ended            Ended            Ended
                                               1-31-02         10-31-01          7-31-01          4-30-01          1-31-01
                                            ----------       ----------       ----------       ----------       ----------
Number of TCP contracts
  signed, net of cancellations                   2,437            3,093            2,821            3,692            2,115
                                            ==========       ==========       ==========       ==========       ==========

Estimated value of TCP contracts
  signed, less estimated reserves           $2,303,362       $2,905,789       $2,624,099       $3,296,612       $1,763,898
                                            ==========       ==========       ==========       ==========       ==========

Open TCP customer contract
  receivables, net of reserves              $3,919,022       $4,317,912       $3,894,349       $3,228,561       $1,901,809
                                            ==========       ==========       ==========       ==========       ==========

Cash collected from TCP
  customers in period                       $2,690,836       $2,444,176       $2,232,142       $2,397,361       $2,444,176
                                            ==========       ==========       ==========       ==========       ==========

Number of open TCP customer
  contracts for which revenue
  has not been fully recognized                  6,994            6,893            6,006            5,031            6,893
                                            ==========       ==========       ==========       ==========       ==========

Estimated value of TCP contracts
  signed, plus revenues from all
  other company student services            $2,470,562       $3,226,146       $2,841,248       $3,604,248       $3,226,146
                                            ==========       ==========       ==========       ==========       ==========


     The number of weekend workshops varies from quarter to quarter depending on holidays; there were 10, 12, 9, 12, and 10 workshop weekends in the fiscal quarters ended January 31, 2002, October 31, 2001, July 31, 2001, April 30, 2001 and January 31, 2001, respectively. Seasonality is impacted by the number of workshop weekends and also by lower turnouts during the November and December holiday season. Total value and number of contracts sold during the three and six months ended January 2002 are higher than that experienced in the prior year due to a higher unit selling price and higher unit sales volume occurring with the introduction of our new and upgraded products beginning January 1, 2001.

     While the results achieved in the fiscal quarter ended January 31, 2002 are not necessarily indicative of future quarters, we believe we will achieve sustained profitability in calendar 2002, and can continue our growth rate and manage our costs. The estimated value of the contracts entered into in the three and six months ended January 31, 2002 exceeded the same period last year by over 31% and 42%, respectively, despite some setback caused by the September 11 tragedy and related anthrax scares.

FINANCIAL CONDITION AS OF JANUARY 31, 2002 AS COMPARED TO JULY 31, 2001

     Total assets have increased from $6,013,356 at July 31, 2001 to $7,490,238, a change of approximately $1,477,000, at January 31, 2002. The increase was primarily due to 1) an increase in net trade receivables of approximately $1,151,000, and 2) an increase in deferred customer contract expenses of approximately $314,000. This was partially offset by the amortization and depreciation of long-lived assets.

     Total liabilities increased from $9,149,801 at July 31, 2001 to $11,608,012 at January 31, 2002. Current liabilities increased from $6,545,350 at July 31, 2001 to $8,988,446 at January 31, 2002. The increase in current liabilities is primarily a result of: a) an increase of approximately $1,207,000 due to receipts of cash for customer contracts prior to delivery of the services during the six months ended January 31, 2002; and b) an increase in notes payable on financing of approximately $997,000, secured by trade accounts receivable and customer contracts sold for which revenue has not been recognized.

     Stockholders' equity decreased from a deficit of $3,136,445 at July 31, 2002 to a deficit of $4,117,774 at January 31, 2002 primarily because of the net loss incurred during the six-month period ended January 31, 2002.

     As of January 31, 2002 the Company had a working capital deficit of approximately $4,326,000. Management plans to manage the deficit through decreasing costs, increasing the number of units delivered and continuing to increase the number of contracts sold. The Company will also pursue senior and subordinated debt, along with equity financing to fund basic operations and further expansion.

     The Company is currently disputing approximately $718,000 ($629,000 current portion) of long-term debt associated with the acquisition of CBS-Athletes. The Company recently completed a review of purchase price adjustments provided for in the CBS-Athletes acquisition agreement and concluded no further payments are due, and that a refund of prior payments may be due from the sellers of CBS-Athletes. The former owners disagree with the Company's assessment and have filed for arbitration under the Agreement. The Company cannot predict the outcome or timing of the resolution of this matter.

RESULTS OF OPERATIONS: THREE AND SIX MONTH PERIODS ENDED JANUARY 31, 2002 VERSUS JANUARY 31, 2001

     GENERAL. The acquisition of The College Partnership, Inc. has dramatically affected the Company's revenue and expense recognition methods. Effective January 1, 2001, the Company introduced a new customer agreement that does not contain multiple deliverables. The Company no longer offers the multiple deliverables customer agreements effective January 1, 2001. The new customer agreements obligate the Company to deliver a product called The College Action Plan (TM) (CAP). The CAP is typically delivered within 90 days. Revenue is recognized when the CAP is delivered. Prior to January 1, 2001, the Company recognized contract fee revenue from students on a straight-line basis over the twelve-month term of the contracts with multiple deliverables. Customers continue to have the option to pay the full contract price when the contract is signed, in four equal installments payable the first four months of the contract or in twelve equal monthly installments. Customers have the right to cancel the contract for a full refund within three days of contract signing. Amounts received under contracts are not recorded until the three day refund period has expired.

     Deferred revenue is recorded for cash received in advance for services the Company is obligated to perform. Direct workshop marketing costs, which are included in selling, general and administrative expenses in the statements of operations, are expensed prior to delivering the products to customers. Those costs include obtaining potential customer lists, invitations to customers, postage, travel and marketing representative fees and they represent approximately 30% of the revenue produced. For the contracts included in deferred revenue, these costs have already been expensed. After the customer signs the contract the remaining service to fulfill the Company's contractual obligation include producing the CAP and continuing support as discussed below.

     The former contract is a multiple deliverable arrangement with two service elements; 1) a tailored profile to assist the client in selecting a college and
2) continued support, generally for a one year period, in assisting clients in understanding the output as presented in the prior CAP, guidance in the college application process and assistance in identifying sources of educational financial assistance. These services are not separately priced nor can customers select only one service. The CAP is generally delivered approximately 60 days after initiation of the client contract. Approximately 90% of direct costs and 70% of total costs are incurred and expensed within 60 days of the contract signing, although 83% of the revenue is deferred until the CAP is delivered, approximately after 60 days after the contract signing.

     Student services revenue represents revenue from contracts recognized over the twelve-month period of the contract for the multiple deliverable contracts and upon delivery for the new contracts. Corporate sponsor contributions, which are not restricted as to use by the sponsor, are recognized as revenue when received. Management believes that the Company's business is somewhat seasonal, with average customer contracts signed declining in the period beginning at Thanksgiving and ending at the New Year's holiday. Cash collections are directly related to the number of customer contracts signed not to the amount of revenue recognized in the period.

     REVENUE. For the three-month periods ended January 31, 2002 the Company signed 2,437 customer contracts, net of cancellations, which are 15% higher than the number signed for the same period last year. Customer contracts result in student service revenue being recognized upon delivery of the CAP for the new contracts.

     Student services revenue increased $1,466,310 or 116% and $3,065,702 or 150% for the three and six month periods ended January 31, 2002, respectively, to $2,725,209 and $5,107,097 from $1,258,899 and $2,041,395, respectively, for the comparable periods in 2001, respectively, primarily as a result of higher unit sales from an expanding number of workshops held, a higher unit price on an improved product and the revenue recognition issues described above. Revenue from student services is expected to increase for the remainder of the fiscal year ending July 31, 2002 as the marketing and selling of other products is included in the TCP workshop marketing channel, leads increase, the number of representatives grows and the sales per representative increases.

     The Company has recently experienced substantial growth, however, there can be no assurance that growth will continue at historical rates or at all. The Company's ability to generate increased revenue and achieve profitability will depend upon its ability to increase sales through development and/or acquisition of new products, expanding and upgrading the number of sales representatives, further developing the workshop program and designing an effective Internet commerce site. The Company's ability to expand and develop these channels depends on a number of factors beyond its control, including general business and economic conditions. Expansion and development of existing and additional marketing and distribution channels will also depend, in part, upon the Company's ability to secure additional financial resources, technology, expertise and staff.

     Financing revenue increased by $174,494 for the three-month period ended January 31, 2002 from the comparable period in the prior year. This primarily represents interest earned on the sale of the new TCP products on a 12 payment installment basis.

     COST OF SERVICES. The cost of services for the three and six month periods ended January 31, 2002 decreased $546,956 or 52% and $617,391 or 38%, respectively, from the comparable periods in the prior fiscal year. As a percentage of student services revenue, cost of services was 19% and 20% for the three and six month periods ended January 31, 2002 as compared to 84% and 80% for the same periods in the prior year. Cost of service decreased as a percentage of revenue because of the low direct cost of TCP's product and because the TCP product sales represent approximately 93% of the total Company sales. Cost of services is comprised primarily of production costs for our product deliverables.

     OPERATING EXPENSES. Selling, general and administrative expenses increased $688,932 or 45% and $1,534,008 or 48% for the three and six month periods ended January 31 2002, respectively for the comparable periods in the prior fiscal year. The increase results from the high sales and marketing costs associated with selling the TCP products which include direct marketing campaigns, commissions and conducting workshops in over 300 locations during twelve months through January 31, 2002.

     Our results have also been affected by the costs associated with the integration of operational and administrative functions and building infrastructure for future expansion.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $25,855 or 16% and $39,262 or 13% for the three and six month periods ended January 31, 2002, respectively, as compared to the same periods in the prior fiscal year. The depreciation and amortization is primarily due to the acquisition of TCP, CFPI and CBS-Athletes since their acquisitions resulted in intangible assets valued at 2,367,178 at January 31, 2002, net of accumulated amortization of $664,130. These assets are generally being amortized over a 10-year period.

     OPERATING LOSS. We reported operating income of $47,556 and operating loss of $544,956 for the three and six month periods ended January 31, 2002 as compared to operating losses of $1,471,157 and $3,070,447 for the same periods in the prior fiscal year. The decrease in operating loss is primarily attributable to improved gross profits being realized on student service revenues with this being partially offset by higher selling, general and administrative expenses.

     NON-OPERATING INCOME (EXPENSE). Interest expense for the three and six month periods ended January 31, 2002 increased $135,899 or 199% and $259,573 or 171%, respectively, as compared to the same periods in the prior fiscal year. This increase is primarily due to the financing of both our balance sheet and "off balance sheet" contract receivables. Our interest expense is directly related to our level of borrowings and related interest rates.

     NET LOSS AND NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss for three and six month periods ended January 31, 2002 was $156,678 and $956,245, respectively, as compared to $1,539,492 and $3,222,163, respectively, for the comparable periods in the prior fiscal year. The basic and diluted net loss per share attributable to common stockholders for the three and six month periods ended January 31, 2002 were $0.01 and $0.04, respectively, as compared to net loss per share of $0.06 and $0.14, respectively, for the comparable periods in the prior fiscal year.

     LIQUIDITY. Our primary sources of liquidity and capital resources historically have been borrowings and sales of our equity securities. Cash used for payment of operating costs has offset these sources of cash flow.

     During fiscal 2001 we incurred significant operating losses and deterioration in working capital as we revamped and improved product lines and our marketing organization, consolidated the operations of our acquired companies and invested in expansion of our operations and infrastructure. We believe these activities consumed considerable focus and resulted in significant losses during the first three quarters of fiscal 2001. A portion of these costs and operating deficits were funded by a financing of our on and off-balance sheet customer contract receivables, the deferral of compensation by certain executives, the deferral of payments to certain vendors and related parties, and stock issued for services. We recognize that these activities cannot continue as a long-term strategy. We need to generate positive cash flows from operations, raise debt and equity financing and further corporate sponsor contributions. Also, in the first six months of this fiscal year, new contract signings, net of reserves, indicate that we are operating at a small profit. In addition, we have recently cut our work force by approximately 25% and made other efficiencies that amount to over $100,000 per month in decreased expenses that will begin to be realized in the third quarter of the current fiscal year.

     We do not expect our near-term growth in cash flow from increased sales will be sufficient to meet our obligations and will need to rely on a portion of outside funding to continue our operations and fund our growth. We do believe, however, our current financing sources can provide us adequate funding to sustain operations through fiscal 2002. We also believe we can attract alternative sources of capital on more favorable terms. We have engaged two investment banking firms to assist us in obtaining both debt and equity financing. While there is no guarantee we will be successful in attracting such investment, we believe reorganization costs are behind us, we have substantially decreased our losses from operations, sales are improving and the fundamentals of our business are strong, which all present an attractive investment vehicle with growth potential. At January 31, 2002 we had financed approximately $1,900,000 of receivables as senior debt, had pledged collateral of approximately $3,056,000 against the senior debt and had $1,100,000 of unencumbered receivables and contracts. For financing purposes, we have been able to use as collateral open contracts for which we have not yet delivered our product (therefore they are not recorded as receivables for financial statement purposes) but these contracts have met certain criteria for financing by our lender. We believe the unencumbered contract receivables are available for further senior debt and the collaterized receivables are available for subordinated debt. Our investment banker estimates that approximately $3 to $5 million can be raised as subordinated debt over and above a minimum of $1 million additional senior debt securities. In the second quarter of the current fiscal year we were able to renegotiate our contracts and expand our financing sources to achieve additional senior debt securities. Management and our investment banker expect the terms and conditions of additional financing on senior debt to be better than the existing line; however, terms may not be as beneficial to us on the subordinated debt or equity securities as might otherwise be expected in normal circumstances because of our past losses.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

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

     During the three months, ended January 31, 2002 the Company settled a suit filed by the Attorney General of Minnesota against TCP (formerly CRM) alleging deceptive trade practices, consumer fraud and false advertising which allegedly occurred prior to the acquisition of TCP by the Company. The settlement requires the Company to pay $50,000 and not to sell its product or services in Minnesota. There was no admission of wrong doing by the Company and the Company may re-apply to do business in Minnesota at a later time.

     The Company is also involved in common and normal state regulatory inquiries and interpretations arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 2.  Changes in Securities

     During the quarter ended January 31, 2002, the Company issued 30,000 shares of common stock to a former Advisory Board member in exchange for 360,000 options to purchase common stock of the Company and debt relief of $15,700.

Item 3.  Defaults Upon Senior Securities

     Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     Exhibits:

     None

     Reports on Form 8-K:

         Form 8-K; October 5, 2001; Item 4.
         Form 8-K/A; October 22, 2001; Items 4 and 7.
         Form 8-K/A; November 8, 2001; Item 4 and 7.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    College Bound Student Alliance, Inc.



Date: March 18, 2002                By: /s/ Douglas C. Rother
                                            Douglas C. Rother
                                            Chief Executive Officer



Date: March 18, 2002                By: /s/ John S. Chapman
                                            John S. Chapman
                                            Chief Financial Officer