Form 10QSB
period 2002-04-30
COLLEGE BOUND STUDENT ALLIANCE INC
filed 2002-06-14
CIK 1103137

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 30, 2002


                         Commission File Number: 0-30323


                      College Bound Student Alliance, Inc.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)


                 Nevada                               84-1416023
                 ------                               ----------
     (State or other jurisdiction of      (IRS Employer Identification No.)
     incorporation or organization)


                      333 South Allison Parkway, Suite 100
                          Lakewood, Colorado 80226-3115
                          -----------------------------
           (Address of principal executive offices including zip code)


                                 (303) 804-0155
                                 --------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                               Yes /X/     No / /

As of April 30, 2002, the Registrant had 26,831,567 shares of common stock, $0.001 par value per share, outstanding.

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

              Condensed Consolidated Balance Sheets as
                of April 30, 2002 and July 31, 2001..........................3-4

              Condensed Consolidated Statements of Operations,
                Three and Nine Month Periods Ended April 30, 2002 and 2001.....5

              Condensed Consolidated Statements of Cash Flows,
                Three and Nine Month Periods Ended April 30, 2002 and 2001...6-7

              Notes to Condensed Consolidated Financial Statements..........8-14

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations..............15-23

Part II. Other Information

     Item 1.  Legal Proceedings...............................................24

     Item 2.  Changes in Securities...........................................25

     Item 3.  Defaults Upon Senior Securities.................................25

     Item 4.  Submission of Matters to a Vote of Security Holders.............25

     Item 5.  Other Information...............................................25

     Item 6.  Exhibits and Reports on Form 8-K................................25



                                 ITEM I. FINANCIAL STATEMENTS

                             COLLEGE BOUND STUDENT ALLIANCE, INC.
                             Condensed Consolidated Balance Sheets
                                          (Unaudited)

                                            ASSETS

                                                                    APRIL 30,       JULY 31,
                                                                      2002            2001
                                                                  ------------    ------------
Current assets:

         Cash                                                     $    432,946    $    453,337
         Accounts receivable, net of allowance for
           doubtful accounts of $325,572 and $182,141
           for April 30, 2002 and July 31, 2001,
           respectively                                              2,389,902       1,278,878
         Notes receivable from financing                               309,333         154,901
         Inventory                                                     164,062         152,244
         Deferred customer contract expenses                         1,130,959         849,711
         Other current assets                                           94,331          80,043
                                                                  ------------    ------------
                  Total current assets                               4,521,533       2,969,114

         Property and equipment, net                                   327,347         389,134
         Licensing rights, net of accumulated amortization
           of $257,825 and $210,367 for April 30, 2002
           and  July 31, 2001, respectively                             62,397         109,856
         Intangible and other assets, net of accumulated
           amortization of $739,430 and $514,574 for
           April 30, 2002 and July 31, 2001, respectively            2,291,877       2,521,233
         Other assets                                                   34,260          24,019
                                                                  ------------    ------------
Total assets                                                      $  7,237,414    $  6,013,356
                                                                  ============    ============




                             COLLEGE BOUND STUDENT ALLIANCE, INC.
                             Condensed Consolidated Balance Sheets
                                          (Unaudited)

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    APRIL 30,       JULY 31,
                                                                      2002            2001
                                                                  ------------    ------------
Current liabilities:
         Notes payable on financing                               $  1,610,628    $    887,317
         Current maturities on long-term obligations                   300,783         261,835
         Current maturities on long-term obligations in dispute        640,924         588,732
         Current maturities on long-term obligations -
           related parties                                             180,581         137,953
         Accounts payable and accrued liabilities                    2,517,307       2,335,152
         Deferred revenue                                            3,137,475       2,334,361
                                                                  ------------    ------------
                  Total current liabilities                          8,387,698       6,545,350

Long-term liabilities:
         Deferred license fee                                          506,987         366,656
         Long-term obligations, less current maturities              1,469,941       1,616,158
         Long-term obligations in dispute                               77,199         129,391
         Long-term obligations to related parties,
           less current maturities                                     428,127         492,246
                                                                  ------------    ------------
         Total liabilities                                          10,869,952       9,149,801

COMMITMENTS AND CONTINGENCIES (Notes 2, 8, and 9)

Stockholders' equity (deficit):
         Preferred stock $0.001 par value, 10,000,000 shares
           authorized: none issued or outstanding                         --              --
         Common stock, $.001 par value, 40,000,000 shares
           Authorized: 28,831,567 shares issued and 26,831,567
           shares issued and outstanding at April 30, 2002
           and 27,207,229 issued and 25,207,229 shares
           issued and outstanding at July 31, 2001                      26,832          25,207
         Additional paid-in capital                                  3,973,943       3,756,851
         Accumulated deficit                                        (7,633,313)     (6,918,503)
                                                                  ------------    ------------
                  Total stockholders' equity (deficit)              (3,632,538)     (3,136,445)
                                                                  ------------    ------------
Total liabilities and stockholders' equity (deficit)              $  7,237,414    $  6,013,356
                                                                  ============    ============


The accompanying notes are an integral part of the condensed consolidated financial statements.



                                   COLLEGE BOUND STUDENT ALLIANCE, INC.
                              Condensed Consolidated Statements of Operations
                            for the three and nine month periods ended April 30
                                                (Unaudited)



                                                    Three Months Ended               Nine Months Ended
                                                   2002            2001            2002            2001
                                               ------------    ------------    ------------    ------------
Revenue:
         Student products and services         $  3,074,090    $  1,779,135    $  8,181,187    $  3,820,530
         Corporate sponsor contributions               --            25,575            --            35,345
         Financing revenue                          213,962            --           560,977            --
         Other, net                                    --               450            --               551
                                               ------------    ------------    ------------    ------------
         Total revenue                            3,288,052       1,805,160       8,742,164       3,856,426

Cost of products and services                       528,014         373,001       1,545,492       1,065,740
                                               ------------    ------------    ------------    ------------
         Gross profit                             2,760,038       1,432,159       7,196,672       2,790,686

Selling, general and administrative expenses      2,646,623       2,191,407       7,374,199       6,327,104
Depreciation and amortization                       130,972         145,188         384,987         438,465
                                               ------------    ------------    ------------    ------------
         Operating income (loss)                    (17,557)       (904,436)       (562,514)     (3,974,883)

Gain on unused contracts                            456,158            --           456,158            --
Interest expense, net                              (197,165)        (82,436)       (608,454)       (246,831)
Other income                                           --              --              --            12,679
                                               ------------    ------------    ------------    ------------
         Net income (loss)                     $    241,436    $   (986,872)   $   (714,810)   $ (4,209,035)
                                               ============    ============    ============    ============

Net income (loss) per share - basic            $       0.01    $      (0.04)   $      (0.03)   $      (0.17)
                                               ============    ============    ============    ============
Weighted average number of common
  shares - basic                                 26,070,556      25,157,940      25,048,364      24,161,144
                                               ============    ============    ============    ============

Net income (loss) per share - diluted          $       0.01    $      (0.04)   $      (0.03)   $      (0.17)
                                               ============    ============    ============    ============
Weighted average number of common
  shares - diluted                               30,840,834      25,157,940      25,048,364      24,161,144
                                               ============    ============    ============    ============


      The accompanying notes are an integral part of the condensed consolidated financial statements.



                                     COLLEGE BOUND STUDENT ALLIANCE, INC.
                                Condensed Consolidated Statements of Cash Flows
                              for the Three and Nine Month Periods Ended April 30
                                                  (Unaudited)

                                                          Three Months Ended            Nine Months Ended
                                                         2002            2001          2002            2001
                                                      -----------    -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                              $   241,436    $  (986,872)   $  (714,810)   $(4,209,035)
Adjustments to reconcile net loss to net cash
  Provided by (used by) operating activities:
         Provision for doubtful accounts                  (38,772)       108,806        143,431         85,151
         Depreciation and amortization                    130,972        145,188        384,987        438,465
         Issuance of common stock for compensation
           to directors and employees                     200,801        200,564        205,801        200,564
         Issuance of common stock for purchase of
           franchises                                        --             --            3,600           --
         Gain on sale of fixed assets                        --             --             --          (12,679)
         Deferred compensation and royalties to
           related parties                               (120,013)          --           31,308           --
         Issuance of common stock for services
           to third parties                                43,000           --           62,380           --
         Amortization of deferred compensation               --            4,600           --           22,178
         Deferred license fees                               --             --          164,330           --
         Non-cash stock cancellations                        --          (17,664)       (53,064)       (17,664)

Changes in operating assets and liabilities
         Due from customer contracts                         --          281,654           --        1,805,490
         Accounts receivable                               78,297       (196,828)    (1,254,455)      (236,784)
         Inventory                                        (15,430)          --          (11,818)          --
         Deferred customer contract expense                32,899       (348,535)      (281,248)      (755,638)
         Accounts payable and accrued liabilities         102,705        182,002        158,155        854,582
         Deferred revenue                                (403,708)       724,954        803,114      1,676,271
         Other                                             11,026        (33,433)        (9,101)      (129,083)
                                                      -----------    -----------    -----------    -----------
Net cash provided by (used by) operating activities       263,213         64,436       (367,390)      (278,182)

Cash flows (used by) investing activities
         Purchase of property and equipment                  (100)          --          (50,886)        (5,670)
                                                      -----------    -----------    -----------    -----------
Net cash (used by) investing activities                      (100)          --          (50,886)        (5,670)




                                     COLLEGE BOUND STUDENT ALLIANCE, INC.
                                Condensed Consolidated Statements of Cash Flows
                              for the Three and Nine Month Periods Ended April 30
                                                  (Unaudited)

                                                           Three Months Ended            Nine Months Ended
                                                          2002            2001          2002            2001
                                                       -----------    -----------    -----------    -----------
Net cash provided by (used by) financing activities:

         Proceeds from financed contracts                1,003,561           --        3,686,705           --
         Payments on financed contracts                 (1,277,326)          --       (2,963,394)          --
         Amounts due from financed contracts                24,024           --         (154,432)          --
         Proceeds from long term obligations                  --          140,000         36,767        156,000
         Payments on long term obligations                 (38,079)       (48,088)      (154,962)      (200,746)
         Payments on long term obligations                    --             --
            - related parties                              (16,127)        (7,986)       (52,799)       (53,461)
         Proceeds from long term obligations
            - related parties                                 --         (271,582)          --          198,893
         Common stock issued for cash                         --             --             --           43,968
                                                       -----------    -----------    -----------    -----------
Net cash provided by (used by) financing activities       (303,947)      (187,656)       397,885        144,654
                                                       -----------    -----------    -----------    -----------
Net (decrease) in cash                                     (40,834)      (123,220)       (20,391)      (139,198)

Cash at beginning of period                                473,780        215,293        453,337        231,271
                                                       -----------    -----------    -----------    -----------
Cash at end of period                                  $   432,946    $    92,073    $   432,946    $    92,073
                                                       ===========    ===========    ===========    ===========
Supplemental disclosure of cash flow information-
   Cash paid during the period for interest            $   168,371    $   120,241    $   556,473    $   169,330
                                                       ===========    ===========    ===========    ===========
Supplemental disclosure of non-cash information
  Issued common stock to employees
  and directors in lieu of cash compensation           $   200,801    $      --      $   200,801    $   200,564
                                                       ===========    ===========    ===========    ===========


        The accompanying notes are an integral part of the condensed consolidated financial statements.

                                                       7

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           April 30, 2002 (Unaudited)


(1)  Description of Business

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

     The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries: College Bound Student Alliance, Inc., College Foundation Planners, Inc., and The College Partnership, Inc. All inter-company balances and transactions have been eliminated in consolidation.

(2)  Basis of Preparation

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

     In the Company's opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at April 30, 2002 and July 31, 2001, and the results of operations for each of the three and nine month periods ended April 30, 2002 and 2001, and cash flows for each of the three and nine month periods ended April 30, 2002 and 2001.

     The operating results for the three and nine month periods ended April 30, 2002 may not be indicative of the results that may be expected for the year ending July 31, 2002.

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           April 30, 2002 (Unaudited)


     Recent Pronouncements- In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are:
1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company intends to adopt this standard in the first quarter of fiscal 2003. The Company does not believe that the adoption of these statements will have a material adverse effect on its financial position, results of operations or cash flows except that we know that SFAS 142, when implemented, will result in lower amortization expense to the Company of approximately $355,000 per year. However, a detailed analysis has not yet been performed on the current fair value of the Company's intangible assets under SFAS 142.

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

(3)  Liquidity

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

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           April 30, 2002 (Unaudited)


     During the first nine months of the fiscal year ending July 31, 2002 the Company incurred a loss of $714,810 compared to $4,209,035 during the same nine months of the prior fiscal year. Revenues increased approximately 127% during the nine-month period from $3,856,426 for 2001 to $8,742,164 for 2002. Had product deliveries approximated new contract signings, the Company would have reported a profit for the nine months ended April 30, 2002. Historically, the deliverables have been dependent on the customer's submission of completed questionnaires. In May 2002 the Company introduced a new deliverable which is not inter-dependent with our products. This was done to improve the product, customer satisfaction and it will also enable us to recognize revenue earlier.

     While the Company expects our near-term growth in cash flow from increased sales and related receivable financings will be sufficient to meet its obligations, the Company will need to rely on a portion of outside funding to restructure the balance sheet and fund growth. The Company believes, however, that current financing sources can provide adequate funding to sustain operations through fiscal 2002 and fiscal 2003. The Company also believes that it can attract alternative sources of capital on more favorable terms. While there is no guarantee it will be successful in attracting such investment, the Company believes most of the organization costs are behind, it has substantially decreased the losses from operations, which has contributed to the reported profitability of the current quarter. In addition, sales are improving and the fundamentals of the business are strong, which all present an attractive investment vehicle with growth potential. In January 2002, the Company was successful in restructuring its senior debt credit facilities to improve cash flow.

     The Company recently completed financial obligation restructuring negotiations with a shareholder and lessor that hold approximately $1,950,000 in notes payable from the Company and a lease for its operating system.

     Under terms of the restructuring, the note holder has agreed to accept $1,250,000 in full settlement of the notes and to return 2 million shares of the Company's common stock held by the note holder. In addition, the lessor has agreed to accept $500,000 in full payment for the lease of the Company's operating system that previously required payments totaling approximately $1.5 million in lease and buy out payments over the lease's term through July 29, 2004.

     The note holder and lessor have also agreed to reduce the Company's aggregate payments under the note and lease obligations from approximately $85,000 per month, to $22,000 per month, through November 1, 2002.

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           April 30, 2002 (Unaudited)


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

     Effective January 1, 2001, the Company introduced a new customer agreement that does not contain multiple deliverables. The new customer agreements obligate the Company to deliver a product called The College Action Plan(TM) ("CAP"). The CAP is typically delivered within 2 to 4 months. Revenue is recognized when the CAP is delivered. When the Company has been paid, but the CAP has not been delivered because the questionnaire has not been returned, the Company will estimate its future probable obligations for these unused contracts and reduces both the deferred income and customer contract expenses accordingly. The resultant net amount ($456,158 for the quarter ended April 30, 2002) is reported as income in "gain on unused contracts" in the Statement of Operations.

     Management estimates that a substantial portion of the direct and indirect costs of performing its obligations under both the old and new agreements were incurred in the first 90 days after contract initiation. Direct and incremental costs (approximately 18% of revenues) of acquiring contracts were deferred and recognized over the contract period for multiple deliverables contracts (executed prior to January 1, 2001) and upon delivery of the CAP for the new contracts (executed after January 1, 2001). Accordingly, expenses recognized historically have been disproportionately high as compared to reported revenue. To improve our product, in May 2002 we introduced a new deliverable which will allow additional revenue to be recognized without receiving the customer's submission of the completed questionnaire and allow for earlier revenue recognition than previously possible.

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           April 30, 2002 (Unaudited)


     Revenue for services under the multiple deliverables contracts, other than those services offered as a result of the TCP acquisition, are recognized as the services are delivered as the fair value of those services are readily determinable based on established price lists, and there is no continuing service obligation after delivery of the customer selected service.

     A gain on unused contracts is recognized at the end of the customer's expected contract term that we have determined to be the second semester of the student's senior year. If a customer's unused contract contains multiple family members, a proportionate amount of gain is recognized for each family member beginning in each student's second semester of their senior year.

     The accounting methods described above vary from the principles used in valuing the assets and deferred revenue in the acquisition of TCP at July 31, 2000 as provided by APB Opinion 16. Such differences relate principally to the Amounts Due from Customer Contracts Acquired, for which collections were applied against said balances rather than recognized in revenue as collected, and to differences in computing deferred revenues during the three and nine month periods ended April 30, 2001 as provided by SAB 101.

     Given the significant variance in accounting principles applied in purchase accounting versus those applied subsequent to the July 31, 2000 acquisition of TCP, the Company has provided the supplementary information under GENERAL of
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations to assist the reader of the condensed consolidated financial statements in understanding the operating results for the three and nine-month periods ended April 30, 2002 and 2001.

(5)  Common Stock Changes

     During the three months ended April 30, 2002, Company executives converted $200,801 of accrued deferred compensation to 1,877,272 shares of restricted common stock at the rate of $.108 per share. This conversion price was double the average 90-day trading price (and greater than the market price on the date of transfer) prior to the authorization date. In addition, the Company issued 386,666 shares for professional services valued at $43,000.

(6)  Net Income (Loss) Per Share

     Net loss per share - basic earnings per share is computed on the weighted average number of shares of common stock outstanding during the three and nine-month periods ended April 30, 2002 and 2001. Diluted earnings per share is computed on the weighted average number of shares of common stock outstanding and shares that would be outstanding assuming all stock options and awards outstanding were exercised. Basic net loss per share and net loss per share assuming dilution, are the same for the nine months ended April 30, 2002 and the three and nine months ended April 30, 2001, because of the anti-dilutive effect of stock options and awards when there is a loss.



                             COLLEGE BOUND STUDENT ALLIANCE, INC.
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  April 30, 2002 (Unaudited)


Calculation of Weighted Average Shares Outstanding                      2002           2001
                                                                    -----------    -----------
Number of shares at beginning of three-month period (January 31,
  2001 and 2002, respectively)                                       24,567,629     25,212,718

Weighted average shares issued, net of cancellations, during
 the three month period ended April 30                                1,502,927        (54,778)
                                                                    -----------    -----------
Weighted average shares outstanding for the
  three-month period ended April 30                                  26,070,556     25,157,940
                                                                    ===========    ===========
Weighted average shares of options and awards,
  assuming exercise, for the three month period ended
  April 30, 2002                                                      4,770,278           --
                                                                    -----------    -----------
Weighted average shares outstanding for the
  three-month period ended April 30, 2002, assuming dilution         30,840,834     25,157,940
                                                                    ===========    ===========


Calculation of Weighted Average Shares Outstanding                     2002            2001
                                                                    -----------    -----------
Number of shares at beginning of nine-month period (July 31, 2001
  and  2000, respectively)                                           25,207,229     23,483,068

Weighted average shares cancelled, net of issuances,
  during the nine month period ended April 30                          (158,865)       678,076
                                                                    -----------    -----------
Weighted average shares outstanding for the
  nine-month period ended April 30                                   25,048,364     24,161,144
                                                                    ===========    ===========


(7)  Deferred Customer Contract Expenses

     Deferred customer contract expenses are comprised of actual sales commissions incurred at the signing of the customer contract. These expenses are amortized on the straight-line basis over the twelve-month term of the contract for multiple deliverables contracts and upon delivery of the CAP for the new contracts.

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           April 30, 2002 (Unaudited)


(8)  Legal Proceedings

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

     During the current fiscal year the Company settled a suit filed by the Attorney General of Minnesota against TCP (formerly CRM) alleging deceptive trade practices, consumer fraud and false advertising which allegedly occurred prior to the acquisition of TCP by the Company. The settlement required the Company to pay $50,000 and not to sell its product or services in Minnesota. There was no admission of wrong doing by the Company and the Company may reapply to do business in Minnesota at a later point in time.

     The Company is involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

(9)  Effects of the September 11, 2001 Tragedy

     The September 11, 2001 tragedy had a limited adverse impact on the Company's operations and financial events as a result of delayed mailings for 2 weekends resulting in fewer reservations for the workshops and 20% fewer people with reservations actually showing up for the workshops. Recent trends indicate activities have returned to normal.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

     We acquired three companies over the sixteen-month period ended July 31, 2000, two of which were in the last two months of fiscal 2000. Therefore the fiscal year ended July 31, 2001 was a year of integration of these businesses and great transition. Considerable effort and resources were expended during fiscal 2001 on consolidating operations, realigning product lines and the sales organizations, developing marketing strategies, improving and expanding product and services, expanding the sales force, identifying and implementing efficiencies and expanding infrastructure. As a result of these activities we continued to incur significant losses during the fiscal year ended July 31, 2001, which put a heavy strain on our financial resources and worsened our financial position. Significant improvement in operations have been occurring during fiscal 2002 as the Company is trending toward profitability in this year

     Our fiscal year end is July 31. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere herein.


SIGNIFICANT ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

     We believe the following, among others, to be significant accounting policies. That is, they are both important to the portrayal of the Company's financial condition and results of operations. And they required critical management judgments and estimates about matters that are inherently uncertain. Although we believe our judgments and estimates are appropriate and correct, actual future results may differ from our estimates.

     Basis of Consolidation - We have consolidated the financial statements that include the accounts of the Company and its subsidiaries, all of which are wholly owned subsidiaries. All significant inter-Company accounts and transactions have been eliminated.

     Revenue is recognized consistent with Staff Accounting Bulletin No. 101 (SAB 101). For customer agreements where there are multiple deliverables and fair value of the deliverables is not determinable, revenue is recognized over the service period on the straight-line basis. Prior to January 1, 2001, the Company entered into the multiple deliverables contracts, which included a service component that was contractually available over the one-year contract period. Revenue, therefore was recognized over the one-year period for these contracts. Effective January 1, 2001, the Company introduced a new customer product to enhance its services. This product does not contain multiple deliverables. These products currently account for a substantial portion of the Company's revenue. The new customer agreements obligate the Company to deliver a product called The College Action Plan (TM) ("CAP"). Revenue is recognized and the receivable is recorded when the CAP is delivered. Unused contracts are recorded as gain when the expected period of our obligation is complete.

     Management estimates that approximately 90 percent of the direct costs of performing its obligations under the multiple deliverable agreements is incurred by the first 60 to 90 days after contract initiation. Direct and incremental costs in acquiring contracts are deferred and recognized over the contract period for multiple deliverables contracts and upon delivery of the CAP for the new contracts. Management estimates that approximately 50 percent of the total direct costs are expensed up to the date of contract signing. Accordingly, expenses recognized historically have been disproportionately high as compared to reported revenue.

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


GENERAL

     Beginning January 1, 2001 the Company introduced new TCP products that require revenue recognition when such products are shipped. Approximately 79% of the direct expenses are incurred before or at the date the customer enters into a contract with the Company, and approximately 39% of these direct expenses are deferred to be written off along with the related revenue recognized upon shipment of the products. Until May 2002, shipments of the product were dependent upon receipt of questionnaire data from our customer, and over 80% of those who submit the questionnaire do so within 90 days after contract signing. Thus, operating results of each quarter are not necessarily indicative of future or past quarters as the number of new contracts signed does not coincide with the number of contracts under which product was delivered. Timing of deliveries of the products is largely influenced by the timing of the receipt of information from the customer that is required to complete the product. Deferral of such revenues relating to the customer's undelivered information has grown to over $3,000,000 through April 30, 2002 and the related prepaid expense has grown to over $1,100,000.

     Historically, 35% of our customers never complete the questionnaire containing data necessary to enable us to process and deliver our CAP product. Beginning in the quarter ended April 30, 2002, we have compiled sufficient historical experience to begin to recognize in income the deferred revenue (and to expense the related deferred expense) of these unused contracts. This experience indicates that we begin to recognize as income the deferred revenue relating to unused contracts over the period of time beginning the second half of the student's senior year, when most applications are finalized and the need for our services diminish. The initial application of this policy has reduced deferred revenue by $681,710 and deferred customer contract expenses by $225,552, the net result of which $456,158 is included in income as gain on unused contracts.

     Prior to January 1, 2001 the Company recognized revenue over a twelve-month period. Therefore, the method used for revenue recognized for the first five months of the nine-month period ended April 30, 2001 was different than for the following sixteen months ended April 30, 2002.

     A substantial portion of the costs relating to the generation of such revenues are recognized as an operating cost when they were incurred and therefore have had the effect of increasing operating costs before the related revenues are recognized.

     The Company recently modified and improved its product again and plans to distribute it beginning in May 2002. Such changes will enable us to deliver a substantial portion of the product earlier to our customers that will improve customer satisfaction and their ability to use our product and services earlier. Accordingly, revenue recognition resulting from the earlier delivery of said products will come closer to the period of contract signings and matching said revenues with the costs incurred.

     Because of the above factors, we believe the revenues and operating results of fiscal 2002 are not comparable to the prior year and most likely will not be comparable to future periods as a result of the above factors affecting our revenues.

     Deliveries for the nine months ended April 30, 2002 were 5,555 (net contract signings were 8,169) and the Company reported a loss of $714,810; however, had deliveries equaled contract signings for the period, the Company would have reported a profit.

     The table below summarizes the actual business activity for the past five fiscal quarters as compared to the revenues recognized in the financial statements for the same periods. We acquired TCP as of July 31, 2000. TCP's contracts account for approximately 93% of our total revenue. Below is a summary of TCP's contracts signed during each quarter and value of TCP contracts signed each quarter together with other company revenues.


                                   Three Months   Three Months   Three Months   Three Months   Three Months
                                          Ended          Ended          Ended          Ended          Ended
                                        4-30-02        1-31-02       10-31-01        7-31-01        4-30-01
                                    -----------    -----------    -----------    -----------    -----------
Number of TCP contracts
  signed, net of cancellations            2,639          2,437          3,093          2,821          3,692
                                    ===========    ===========    ===========    ===========    ===========

Estimated value of TCP contracts
  signed, less estimated reserves   $ 2,552,763    $ 2,303,362    $ 2,905,789    $ 2,624,099    $ 3,296,612
                                    ===========    ===========    ===========    ===========    ===========

Open TCP customer contract
  receivables, net of reserves      $ 3,527,601    $ 3,919,022    $ 4,317,912    $ 3,894,349    $ 3,228,561
                                    ===========    ===========    ===========    ===========    ===========

Cash collected from TCP
  customers in period               $ 2,749,207    $ 2,690,836    $ 2,444,176    $ 2,232,142    $ 2,397,361
                                    ===========    ===========    ===========    ===========    ===========

Number of open TCP customer
  contracts for which revenue
  has not been fully recognized           7,365          6,488          6,893          6,006          5,031
Less estimated of contracts that
  will never be used                     (2,884)        (2,620)        (2,233)        (1,672)        (1,075)
                                    -----------    -----------    -----------    -----------    -----------
                                          4,481          3,868          4,660          4,334          3,956
                                    ===========    ===========    ===========    ===========    ===========

Estimated value of TCP contracts
  signed, plus revenues from all
  other company student services    $ 2,685,758    $ 2,470,562    $ 3,226,146    $ 2,841,248    $ 3,604,248
                                    ===========    ===========    ===========    ===========    ===========


TCP reported revenue                $ 2,953,459    $ 2,738,433    $ 2,366,979    $ 3,644,235    $ 1,653,478
                                    ===========    ===========    ===========    ===========    ===========


TCP reported deferred revenue       $ 2,932,977    $ 3,388,657    $ 2,944,860    $ 1,812,245    $ 1,468,891
                                    ===========    ===========    ===========    ===========    ===========


The number of weekend workshops varies from quarter to quarter depending on holidays; there were 12, 10, 12, 9 and 12 workshop weekends in the fiscal quarters ended April 30, 2002, January 31, 2002, October 31, 2001, July 31, 2001 and April 30, 2001, respectively. Seasonality is impacted by the number of workshop weekends and also by lower turnouts during the November and December holiday season. We experienced a temporary drop in contract signings in the quarter ended April 2002 compared to 2001 because of a significant sales reorganization. This reorganization significantly improves the efficiency and deployment of the Company's sales and marketing initiatives and is expected to result in increased sales and earnings for the Company beginning in May 2002. Accordingly, we expect new contract signings to renew their increasing trend in the next fiscal quarter.

FINANCIAL CONDITION AS OF APRIL 30, 2002 AS COMPARED TO JULY 31, 2001

     Total assets have increased from $6,013,356 at July 31, 2001 to $7,237,414, a change of approximately $1,224,000, at April 30, 2002. The increase was primarily due to 1) an increase in net trade receivables of $1,111,024, and 2) an increase in deferred customer contract expenses of approximately $281,000. This was partially offset by the amortization and depreciation of long-lived assets.

     Total liabilities increased from $9,149,801 at July 31, 2001 to $10,869,952 at April 30, 2002. Current liabilities increased from $6,545,350 at July 31, 2001 to $8,387,698 at April 30, 2002. The increase in current liabilities is primarily a result of: a) an increase of $803,114 due to receipts of cash for customer contracts prior to delivery of the services during the nine months ended April 30, 2002; and b) an increase in notes payable on financing of $723,311, secured by trade accounts receivable and customer contracts sold for which revenue has not been recognized.

     Stockholders' equity decreased from a deficit of $3,136,445 at July 31, 2001 to a deficit of $3,632,538 at April 30, 2002 primarily because of the net loss incurred during the nine-month period ended April 30, 2002.

     As of April 30, 2002 the Company had a working capital deficit of $3,866,165. Management plans to manage the deficit through decreasing costs, increasing the number of units delivered and continuing to increase the number of contracts sold. The Company will also pursue senior and subordinated debt, along with equity financing to fund basic operations and further expansion.

     The Company is currently disputing approximately $718,000 ($641,000 current portion) of long-term debt associated with the acquisition of CBS-Athletes. The Company recently completed a review of purchase price adjustments provided for in the CBS-Athletes acquisition agreement and concluded no further payments are due, and that a refund of prior payments may be due from the sellers of CBS-Athletes. The former owners disagree with the Company's assessment and have filed for arbitration under the Agreement. The Company cannot predict the outcome or timing of the resolution of this matter.


RESULTS OF OPERATIONS: THREE AND NINE MONTH PERIODS ENDED APRIL 30, 2002 VERSUS APRIL 30, 2001

     GENERAL. The acquisition of The College Partnership, Inc. has dramatically affected the Company's revenue and expense recognition methods. Effective January 1, 2001, the Company introduced a new customer agreement that does not contain multiple deliverables. The Company no longer offers the multiple deliverables customer agreements effective January 1, 2001. The new customer agreements obligate the Company to deliver a product called The College Action Plan(TM) (CAP). The CAP is typically delivered within 90 days. Revenue is recognized when the CAP is delivered. Prior to January 1, 2001, the Company recognized contract fee revenue from students on a straight-line basis over the twelve-month term of the contracts with multiple deliverables. Customers continue to have the option to pay the full contract price when the contract is signed, in four equal installments payable the first four months of the contract or in twelve equal monthly installments. Customers have the right to cancel the contract for a full refund within three days of contract signing. Amounts received under contracts are not recorded until the three-day refund period has expired.

     Deferred revenue is recorded for cash received in advance for products and services the Company is obligated to provide. Direct workshop marketing costs, which are included in selling, general and administrative expenses in the statements of operations, are expensed prior to delivering the products to customers. Those costs include obtaining potential customer lists, invitations to customers, postage, travel and marketing representative fees and they represent approximately 30% of the revenue produced. For the contracts included in deferred revenue, these costs have already been expensed. After the customer signs the contract the remaining service to fulfill the Company's contractual obligation include producing the CAP and continuing support as discussed below.

     The former contract is a multiple deliverable arrangement with two service elements; 1) a tailored profile to assist the client in selecting a college and
2) continued support, generally for a one year period, in assisting clients in understanding the output as presented in the prior CAP, guidance in the college application process and assistance in identifying sources of educational financial assistance. These services are not separately priced nor can customers select only one service. Approximately 50% of the direct costs are incurred and expensed up to the date of the contract signing, although the revenue is deferred until the CAP is delivered, approximately two to four months after the contract signing.

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

     REVENUE. For the three-month period ending April 30, 2002, the Company signed 2,639 customer contracts, net of cancellations, which are 29% lower than the number signed for the same period last year due to a significant sales reorganization. This reorganization significantly improves the efficiency and deployment of the Company's sales and marketing initiatives and will result in increased sales and earnings for the Company beginning in May 2002. Customer contracts result in student service revenue being recognized upon delivery of the CAP for the new contracts.

     Student services revenue increased $1,294,955 or 73% and $4,360,657 or 114% for the three and nine month periods ended April 30, 2002, respectively, to $3,074,090 and $8,181,187 from $1,779,135 and $3,820,530, respectively, for the comparable periods in 2001, respectively, primarily as a result of higher unit sales from an expanding number of workshops held, a higher unit price on an improved product and the revenue recognition issues described above. Revenue from student services is expected to increase for the remainder of the fiscal year ending July 31, 2002 as we've added new products, we'll be increasing the number of CAPs delivered as we no longer have to receive the customer questionnaire in order to deliver the CAP, and unit sales per workshop will increase due to an improved direct marketing campaign that will attract more participants to our workshops.

     The Company has recently experienced substantial growth, however, there can be no assurance that growth will continue at historical rates or at all. The Company's ability to generate increased revenue and achieve profitability will depend upon its ability to increase sales through development and/or acquisition of new products, improving its direct marketing campaigns, expanding and upgrading the number of sales representatives, further developing the workshop program and designing an effective internet commerce site. The Company's ability to expand and develop these channels depends on a number of factors beyond its control, including general business and economic conditions. Expansion and development of existing and additional marketing and distribution channels will also depend, in part, upon the Company's ability to secure additional financial resources, technology, expertise and staff.

     Financing revenue increased by $213,962 and $560,977 for the three and nine-month periods ended April 30, 2002 from the comparable periods in the prior year. This primarily represents interest earned on the sale of the new TCP products on a 12-payment installment basis.

     COST OF SERVICES. The cost of services for the three and nine month periods ended April 30, 2002 increased $155,013 or 42% and $479,752 or 45%, respectively, from the comparable periods in the prior fiscal year. However, as a percentage of student services revenue, cost of services was 17% and 19% for the three and nine-month periods ended April 30, 2002 as compared to 21% and 28% for the same periods in the prior year. Cost of service decreased as a percentage of revenue for the nine-month periods because of the low direct cost of TCP's product and because the TCP product sales represent approximately 93% of the total Company sales. Cost of services is comprised primarily of production costs for our product deliverables.

     OPERATING EXPENSES. Selling, general and administrative expenses increased $455,216 or 21% and $1,047,095 or 17% for the three and nine-month periods ended April 30, 2002, respectively, from the comparable periods in the prior fiscal year. The increase results from the high sales and marketing costs associated with selling the TCP products which include direct marketing campaigns, commissions and conducting workshops in over 400 locations during twelve months through April 30, 2002.

     Our results have also been affected by the costs associated with the integration of operational and administrative functions and building infrastructure for future expansion.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $14,216 or 10% and $53,478 or 12% for the three and nine-month periods ended April 30, 2002, respectively, as compared to the same periods in the prior fiscal year. The depreciation and amortization is primarily due to the acquisition of TCP, CFPI and CBS-Athletes since their acquisitions resulted in intangible assets valued at $2,354,274 at April 30, 2002, net of accumulated amortization of $997,255. These assets are generally being amortized over a 10-year period.

     OPERATING LOSS. We reported operating loss of $17,557 and $562,514 for the three and nine-month periods ended April 30, 2002, respectively, as compared to operating losses of $904,436 and $3,974,883 for the same periods in the prior fiscal year. The decrease in operating loss is primarily attributable to improved gross profits being realized on increased student service revenues with this being partially offset by higher selling, general and administrative expenses due principally to the write-off of doubtful accounts.

     NON-OPERATING INCOME (EXPENSE). The gain from unused contracts of $456,158 was recorded during the fiscal quarter ended April 30, 2002 based upon compiling sufficient historical data to determine that approximately 35% of our customers never complete the questionnaire containing the data necessary to enable us to process and deliver our product. Based on this historical data, a gain on unused contracts is recognized at the end of the Customer's expected contract term that we have determined to be the second semester of the student's senior year. Interest expense for the three and nine-month periods ended April 30, 2002 increased $114,729 or 139% and $361,623 or 147%, respectively, as compared to the same periods in the prior fiscal year. This increase is primarily due to the financing of both our balance sheet and "off balance sheet" contract receivables. Our interest expense is directly related to our level of borrowings and related interest rates.

     NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS. The Company reported net income of $241,436 for the three-month and net loss of $714,810 for the nine-month periods ended April 30, 2002, compared to net loss of $986,872 and $4,209,035, respectively, for the comparable periods in the prior fiscal year. Net income of $241,436 for the quarter ended April 30, 2002 includes a gain on unused contracts of $456,158, partially offset by a write-off of $403,998 in uncollectable customer accounts. Net income (loss) for the three and nine-month periods ended April 30, 2002 has improved significantly from the same periods of last year principally due to increased revenues and improved cost efficiencies. The basic and diluted earnings per share attributable to common stockholders for the three-month period ended April 30, 2002 were $0.01 and $0.01, respectively, and net loss per share for the nine-month period ended April 30, 2002 was $0.03. This compares to net loss per share of $0.04 and $0.17, respectively, for the comparable periods in the prior fiscal year.

     LIQUIDITY. Our primary sources of liquidity and capital resources historically have been sales to customers, borrowings, sales of our equity securities, and financing of our receivables. Cash used for payment of operating costs has offset these sources of cash flow.

     During fiscal 2001 we incurred significant operating losses and deterioration in working capital as we revamped and improved product lines and our marketing organization, consolidated the operations of our acquired companies and invested in expansion of our operations and infrastructure. We believe these activities consumed considerable focus and resulted in significant losses during the first three quarters of fiscal 2001. A portion of these costs and operating deficits were funded by a financing of our on and off-balance sheet customer contract receivables, the deferral of compensation by certain executives, the deferral of payments to certain vendors and related parties, and stock issued for services. While we used $367,390 for operating activities in the first nine months of the current fiscal year, we generated positive cash flow of $263,213 in the three months ended April 30, 2002. We expect a small decrease in cash flow from operations in the fourth fiscal quarter ending July 31, 2002 due to funding of our sales expansion and expect to produce significant positive cash flow from operations in fiscal 2003. In the first nine months of this fiscal year, new contract signings, net of reserves, indicate that we are operating at a profit. In addition, we have recently cut our work force by approximately 25% and made other efficiencies that amount to over $100,000 per month in decreased expenses that began to be realized in this current quarter.

     While we expect our near-term growth in cash flow from increased sales and related receivable financings will be sufficient to meet our obligations, we will need to rely on a portion of outside funding to restructure our balance sheet and fund our growth. We do believe, however, our current financing sources can provide us adequate funding to sustain operations through fiscal 2002 and fiscal 2003. We also believe we can attract alternative sources of capital on more favorable terms. While there is no guarantee we will be successful in attracting such investment, we believe reorganization costs are behind us, we have substantially decreased our losses from operations and expect to continue profitability as was reported in the current quarter, sales are improving and the fundamentals of our business are strong, which all present an attractive investment vehicle with growth potential. At April 30, 2002 we had financed approximately $1,610,000 of receivables as senior debt, had pledged collateral of approximately $2,416,000 against the senior debt and had $1,842,000 of unencumbered receivables and contracts. For financing purposes, we have been able to use as collateral open contracts for which we have not yet delivered our product (therefore they are not recorded as receivables for financial statement purposes) but these contracts have met certain criteria for financing by our lender. We believe the unencumbered contract receivables are available for further senior debt and the collaterized receivables are available for subordinated debt. We estimate that approximately $2.5 to $4 million can be raised as subordinated debt over and above a minimum of $1 million additional senior debt securities. In the second quarter of the current fiscal year we were able to renegotiate our finance agreements and add an additional credit facility. We expect the terms and conditions of additional financing on senior debt to be better than the existing lines; however, while terms may not be as beneficial to us on the subordinated debt or equity securities as might otherwise be expected in normal circumstances because of our past losses, recent trends toward sustained profitability should mitigate this factor.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On February 19, 2001, Mr. Wayne Gemas filed a Petition for Order Directing Arbitration in Circuit Court, Milwaukee County, State of Wisconsin, directing us to attend court ordered arbitration pertaining to a dispute related to our purchase of all outstanding stock in College Bound Student Athletes ("CBS-Athletes"), formerly owned by Mr. Gemas. Payment for the stock was installment based and tied to certain performance thresholds of CBS-Athletes. On February 27, 2001, we formally advised Mr. Gemas that the purchase price was overvalued as of the purchase date, that the remaining performance thresholds have not been met and, therefore, the corresponding performance payments are not due, and that a return of previous payments to him may be required. Although we believe we have meritorious defenses to the claims asserted by Mr. Gemas, we have accounted for the full purchase price amount of this acquisition (except for certain additional payments for incentives which Mr. Gemas claims are due to him), and we believe that a credit on the purchase price may be due to us if we prevail. Accordingly, no additional amounts have been accrued.

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

     During the three months, ended January 31, 2002 the Company settled a suit filed by the Attorney General of Minnesota against TCP (formerly CRM) alleging deceptive trade practices, consumer fraud and false advertising which allegedly occurred prior to the acquisition of TCP by the Company. The settlement required the Company to pay $50,000 and not to sell its product or services in Minnesota. There was no admission of wrong doing by the Company and the Company may re-apply to do business in Minnesota at a later time.

     The Company is also involved in common and normal state regulatory inquiries and interpretations arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 2. Changes in Securities

     During the quarter ended April 30, 2002, Company executives converted $200,801 of accrued deferred compensation to 1,877,272 shares of restricted common stock at the rate of $.108 per share. This conversion price was double the average 90-day trading price prior to the authorization date. In addition, the Company issued 386,666 shares for professional services valued at $43,000.


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


                                    College Bound Student Alliance, Inc.



Date: June 14, 2002                 By: /s/ Douglas C. Rother
                                            Douglas C. Rother
                                            Chief Executive Officer



Date: June 14, 2002                 By: /s/ John S. Chapman
                                            John S. Chapman
                                            Chief Financial Officer