Form 10KSB
period 2002-07-31
COLLEGE BOUND STUDENT ALLIANCE INC
filed 2002-10-30
CIK 1103137

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------
                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended July 31, 2002

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission File Number 0-30323

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
                 (Name of small business issuer in its charter)

                   Nevada                                  84-1416023
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)

 333 South Allison Parkway, Suite 100, Lakewood, Colorado        80226-3115
       (Address of principal executive offices)                  (Zip Code)

                  Registrant's telephone number: (303) 804-0155

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock $.001 par value

                                (Title of Class)

     Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of October 15, 2002 was $1,908,419.

     The number of shares of the Registrant's common stock outstanding as of October 15, 2002 was 26,641,629.

     For the most recently completed fiscal year, the Registrant's revenues were $12,913,354.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
   Transitional Small Business Disclosure Format (check one): YES [__] No [X]

================================================================================

                                TABLE OF CONTENTS

                                     Part I

Item 1.  Description of Business...............................................3

Item 2.  Property..............................................................6

Item 3.  Legal Proceedings.....................................................6

Item 4.  Submission of Matters to a Vote of Security Holders...................7

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters..............7

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................8

Item 7.  Financial Statements.................................................15

Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure...............................15

                                    Part III

Item 9.  Directors and Executive Officers, Promoters and
         Control Persons; Compliance With Section 16(a) of the
         Exchange Act.........................................................16

Item 10. Executive Compensation...............................................18

Item 11. Security Ownership of Certain Beneficial Owners and Management.......21

Item 12. Certain Relationships and Related Transactions.......................24

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K......25

Item 14. Controls and Procedures..............................................25

                           FORWARD-LOOKING INFORMATION

     Statements in this Report that are not descriptions of historical facts are forward-looking statements provided under the "safe harbor" protection of the Private Securities Litigation Reform Act of 1995. These statements are made to enable a better understanding of our business, but because these forward-looking statements are subject to many risks, uncertainties, future developments and changes over time, actual results may differ materially from those expressed or implied by such forward-looking statements. Examples of forward-looking statements are statements about anticipated financial or operating results, financial projections, business prospects, future product performance and other matters that are not historical facts. Such statements often include words such as "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions.

     These forward-looking statements are based on the information that was currently available to us, and the expectations and assumptions that were deemed reasonable by us, at the time the statements were made. We do not undertake any obligation to update any forward-looking statements in this Report or in any of our other communications, except as required by law, and all such forward-looking statements should be read as of the time the statements were made, and with the recognition that these forward-looking statements may not be complete or accurate at a later date.

     Many factors may cause or contribute to actual results or events being materially different from those expressed or implied by forward-looking statements. Although it is not possible to predict or identify all such factors, they include those set forth under "Management's Discussion and Analysis or Plan of Operation - Factors Affecting Our Business and Prospects" below. These risk factors include, but are not limited to, the impact of competitive products, product development, commercialization and technology difficulties, the results of financing efforts, the effect of our accounting policies and other risks detailed in our filings with the Securities and Exchange Commission.

                                     PART I

Item 1. Description of Business.

Overview

We are a full-service education and career preparation company, offering students and their families resources and services to help them discover and achieve their career and educational goals. Our objective is to provide educational resources that will help families reduce college costs, save time, decrease family stress, and prepare students for life after high school. Specifically, we provide information products and services to high school students to assist in career planning, college course selection, college selection, college entrance testing, and searches for merit awards and financial aid. These products consist of printed materials, videocassettes, and test preparation, college major and career assessment software and databases assessed through CD-ROM or the Internet.

We market our products and services through scheduled seminar workshops held throughout the United States, through direct sales representatives and through our Website. The majority of our products and services are sold as a bundled package referred to as the College Action Plan, or "CAP". We believe our proprietary databases, instructional materials and services are among the finest in the industry and are economically priced. Our customers, typically the parents of high school students, purchase the College Action Plan either by making a cash or credit card payment or by installment note, with the average sale approximating $1,200.

Our combined products and services fill an important need for secondary students and their parents. In most communities, these products and services are not adequately-provided either in the secondary schools or by other industry participants who generally only specialize in a portion of the services we provide.

From 1998 to 2001, we focused on strengthening our product line and our sales origination and delivery system, primarily through acquisitions. Specifically, over the last three years we purchased the following companies:

     o In April 1999 we acquired College Bound Student Athletes, Inc., a Milwaukee, Wisconsin-based company established in 1990, that had developed a national network of local "scouts" to work closely with students, parents, high schools and college staff to match student athletes with prospective colleges.

     o In May 2000 we acquired College Foundation Planners, Inc., or CFPI, an Orange County, California based college planning service that had established a very personalized and comprehensive college planning service, including "one on one" counseling.

     o In July 2000 we acquired College Resource Management, Inc., renamed The College Partnership, or TCP, a Dallas based company, that had developed and marketed the CAP program through workshops around the nation.

We were organized on July 15, 1993, changed our name to College Bound Student Alliance, Inc. in July 1999 and reincorporated in Nevada effective August 1, 2001. Our executive offices are located in Lakewood, Colorado and we perform fulfillment and reservation services in Dallas, Texas and provide our consultative services from Orange County, California.

Market Assessment

Consumer demand is strong for professional, high quality assistance in helping high school students identify, prepare for, and gain acceptance into college. University attendance is at an historic high with more than 15 million students enrolled, and the number of attendees is expected to grow fueled by the number of so-called "Echo Boomers," the children of the baby boomers, reaching college age. Approximately, 4 million students enter high school each year and become candidates searching for the "right" college or vocational school. The cost of a university education is also continually increasing, approaching $30,000 a year at many private universities. At the same time competition for acceptance at many colleges has intensified. Accordingly, families are becoming increasing aware of the need to prepare carefully for all aspects of the college admissions process. While over $64 billion in financial aid is available annually in the United States, the complexity and confusion in accessing these funds results in an estimated $6 billion in financial aid going unclaimed each year. Over the past five years, we have assisted tens of thousands of students receive in excess of $500 million in financial assistance, prepare for college entrance testing, and make informed college and course selections based on academic qualifications, attitudinal profile testing and proprietary databases.

Product and Service Offerings

We currently provide the following three primary product and service offerings to satisfy this market need:

College Action Plan
The College Action Plan is designed to help high school students and their families through each step of the high school-to-college transition. Our program focuses on providing students and their families with all of the resources needed to successfully navigate this process from the ninth grade forward. Although families may enter our program as late as their student's senior year of high school, we recommend beginning the process as early as possible to maximize a student's opportunities and options.

We have developed the College Action Plan to achieve two important objectives. Our first objective is to educate and support the student and his or her family in discovering what they are looking for in a college education. By helping our students to identify their personal goals and desires, we can then match each student with the "right" colleges or universities. Our second objective is to take into account a family's finances, because choosing the "right" college also involves affordability. Our program is designed to not only identify colleges and universities that meet the family's preferences and desires, but to also find schools they can afford. We believe this second objective, which is not addressed by most of our competitors, provides us with a significant competition advantage.

Enhanced Services
While our CAP program is sufficient for the majority of our target market, there is a smaller segment of that market that requires or wants more personalized service. For this smaller, but profitable target market, we offer our enhanced services. While the types of services provided mirror the CAP offering, the customers are handled "one on one" in a consultative method. Test preparation classes are also provided (in classroom or via internet) and the level of college selection, financial aid, admissions application, and promotion processing is more personalized than under the CAP program. These consultative services are provided as individual components or as a combined package to customers. Our prices for enhanced services range from approximately $1,000 (for a single component) to $4,000 (for a combined package).

Student Athlete Promotion
We also provide a service that promotes students for athletic scholarships to prospective colleges and universities. We provide this service through our system of national network local "scouts" that work with student athletes, and their parents. The price for this program is approximately $1,000.

Sales and Marketing

We have been selling our core products and services for over eight years through weekend workshops held in approximately 220 cities throughout the United States. Our weekend workshops generally last one hour and there is no cost to attend. More than 250,000 families have attended these workshops, and this year we expect to sponsor more than 2,600 weekend workshops across the nation.

In the last four months we have implemented an expanded direct marketing campaign that has resulted in significant increases in weekly sales results. While we expect this approach to allow for continued sales growth, we also plan to implement several new revenue channels.

Technology

We have invested millions of dollars in the development of our products and services. We continuously enhance our products and services through our in-house development team, in consultation with the experts on our academic advisory board. This board includes former high school counselors, admissions directors, school administrators and prominent members of the professional athletic community. In addition, we were recently granted a patent for the proprietary processes, algorithms and procedures used in our business. This process consists of a sophisticated matrix for identifying the most suited and affordable college for each student client.

Trademarks, Copyrights and Patents

Our copyrights, trademarks, service marks, trade secrets, proprietary technology and other intellectual property rights distinguish our products and services from those of our competitors, and, we believe, provide a competitive advantage in our target markets. To protect our brand, products and services and the systems that deliver those products and services to our customers we rely on a combination of patent, copyright, trademark and trade secret laws as well as confidentiality agreements and licensing arrangements with our employees, customers, independent contractors, sponsors and others. In addition, we strategically pursue the registration of our intellectual property rights. However, effective patent, trademark, service mark, copyright and trade secret protection may not always be available.

Competition

We compete in a highly fragmented marketplace for our products and services. Although we do not believe there are any businesses that presently provide our comprehensive product offering, in the future, we expect increased competition from both new and established companies across our product line. In addition, a number of smaller competitors sell at workshops products and services similar to a portion of our product offerings. There are also many small independent, localized consultative college planning and preparation sole practitioners along with Internet based companies that provide similar products and services.

While we believe we are one of the market leaders in the industry, there can be no assurance that we will be able to maintain our position in the industry. Barriers to entry into Internet-based businesses and localized consultative college planning practices are low and the development by others of new, improved or modified programs and/or services could make our products and/or services obsolete. Therefore, even if we develop new and innovative services or products that prove to be commercially feasible, there is no assurance that a new development by a competitor will not supersede any such services or products. We must, therefore, continuously improve our services and develop new products in order to be competitive. In this regard, we may not have sufficient resources to undertake the research and development necessary to remain competitive in the industry.

We believe that the principal competitive factors in our primary market include the following: brand recognition; ability to demonstrate measurable results; overall quality of user experience with our products and services; quality of materials and workshop advisors; alignment of offerings with specific needs of students and parents; and value and availability of our products and services. We believe that our primary competitive advantages are the breadth of products and services incorporated into our CAP product, a focus on matching a families' income with college tuition costs, the economic value of our CAP product, and our marketing methods.

Government Approvals and Regulation

We are subject to various federal and state regulations and we perform annual internal audits and reviews to assure compliance with these regulations.

The National Collegiate Athletic Association ("NCAA") also has certain rules and regulations pertaining to college student-athletes that affect our operations. In particular, we may not act as an "agent" for the student or "negotiate" a scholarship on a student's behalf. Management believes that our operations, as an athletic profiling resume service, are in compliance with NCAA rules.

Employees

As of July 31, 2002 we had approximately 60 employees, of which 50 were employed full time. In addition, we contract with approximately 115 independent regional directors and sales representatives located throughout the United States, whom we pay on a commission basis.

Item 2. Description of Property.

     We lease approximately 6,140 square feet of office space from a non-affiliated third party at 333 South Allison Parkway, Suite 100, Lakewood, Colorado, 80226. This lease expires on July 31, 2005 and requires monthly lease payments of $9,460.

     We also lease approximately 2,010 square feet of office space from a non-affiliated third party at 14081 South Yorba, Suites 106 and 112, Tustin, California, 92780. The lease expires on July 31, 2004 and requires monthly lease payments of $2,714. In addition, we lease approximately 13,357 square feet of office space from a non-affiliated third party at Bank America Tower, 8801 West Freeway, Grand Prairie, Texas 75051. This lease expires on June 30, 2005 and requires monthly lease payments of $18,868.

Item 3. Legal Proceedings.

     In July 2002, we settled an arbitration claim with the former owner of College Bound Student Athletes. Under the terms of the settlement agreement, each of the parties released the other from any and all claims arising from or related to the acquisition. In addition, notes representing our promise to pay the owner $882,072 were terminated and the owner returned 852,000 shares of our common stock in exchange for our payment of $165,000 in cash and the issuance of an unsecured promissory note in the principal amount of $275,000 to owner. The unsecured note bears interest at 6% per annum and is payable in equal monthly installments over a period of 42 months.

     We are involved in claims, legal actions, regulatory inquiries and interpretations arising in the ordinary course of our business, the resolution of which is not expected to have a material effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     On April 30, 2002, we held our annual shareholders meeting. At the meeting the shareholders voted on (1) the election of Jerome M. Lapin, Douglas C. Rother, Janice A. Jones, Rick N. Newton, and Peter Lampert as directors, (2) the ratification of the appointment of Hein + Associates LLP as our independent auditors for the fiscal year ending July 31, 2002, and (3) the approval of our 2002 Incentive Plan. The results of the voting were as follows:

     1. Election of Directors:

                                           For               Withheld
                                           ---               --------
        Jerome M. Lapin                    19,631,033        82,114
        Douglas C. Rother                  19,631,033        82,114
        Janice A. Jones                    19,631,033        82,114
        Rick N. Newton                     19,631,033        82,114
        Peter Lampert                      19,631,033        82,114

     2. Ratification of Appointment of Independent Auditors:

                 For              Against           Abstain
                 ---              -------           -------
                 19,628,340       62,982            21,825

     3. Approval of 2002 Incentive Plan:

                 For              Against           Abstain
                 ---              -------           -------
                 12,400,710       201,190           35,986


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

     Our common stock is currently traded on the OTC Bulletin Board under the symbol "GRAD". The following table sets forth the range of high and low bid quotations for each fiscal quarter within the last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

          Fiscal Quarter Ended               High Bid         Low Bid

            October 31, 2000                   $0.42           $0.19
            January 31, 2001                   $0.20           $0.09
            April 30, 2001                     $0.38           $0.12
            July 31, 2001                      $0.20           $0.06

            October 31, 2001                   $0.17           $0.05
            January 31, 2002                   $0.06           $0.02
            April 30, 2002                     $0.19           $0.05
            July 31, 2002                      $0.20           $0.10

     As of October 4, 2002, there were 182 record holders of our common stock. Based on reports from Corporate Stock Transfer, we believe that approximately 1,606 shareholders beneficially own our shares.

Dividends

     Since our inception, no cash dividends have been declared on our common stock and we currently anticipate that we will retain all available funds for use in the operation of the business. Accordingly, we do not anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     In May 2002, we issued 55,833 shares of our common stock to third parties for services valued at $7,450. In May 2002, we also issued 51,228 shares of our common stock to the following directors and/or advisors (Jerome Lapin, Doug Rother, William Willard, Peter Lambert, Rick Newton, Janice Jones and Jack Grace) as payment for compensation owned to them in the amount of $8,709, in the aggregate.

     In June 2002, we issued 40,833 shares of our common stock to a third party for services valued at $6,533.

     In July 2002, we issued 40,833 shares of our common stock to a third party for services valued at $6,942. In July 2002, we also issued 400,000 shares of our common stock valued at $52,000 to Doug Rother, Jerry Lapin, Mark Eagle, Jack Grace and Janice Jones in exchange for their loan to us of $75,000, in the aggregate, plus their aggregate commitment to loan us an additional $75,000, if needed, to finance the cost to settle the litigation with the former owner of College Bound Student Athletes. Also in July 2002, we issued 7,500 shares to members of our board of directors for director fees valued at $938.

     The above transactions were privately negotiated transactions made in reliance on the exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933. All of the purchasers were either officers or directors of ours, or were otherwise financially sophisticated investors with a pre-existing personal relationship with our officers and directors and who had extensive knowledge of our business operations and financial condition.

Item 6. Management's Discussion and Analysis or Plan of Operation.

     The following Management's Discussion and Analysis of Consolidated Financial Condition and Results of Consolidated Operations, as well as information contained elsewhere in this Report, contain statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: anticipated financial or operating results, financial projections, business prospects, future product performance and other matters that are not historical facts. The success of our business operations is dependent on factors such as the impact of competitive products, product development, commercialization and technology difficulties, the results of financing efforts and the effectiveness of our marketing strategies, general competitive and economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described under "Factors Affecting Our Business and Prospects" below.

     We acquired three companies over the sixteen-month period ended July 31, 2000, two of which were in the last two months of fiscal 2000. Therefore, fiscal 2001 and 2002 were years of integration of these businesses and of great transition. Considerable effort and resources were expended during fiscal 2001 and in the first six months of fiscal 2002 on consolidating operations, realigning our product lines and our sales organization, developing marketing strategies, improving and expanding our products and services, cutting costs, expanding our sales force, identifying and implementing efficiencies and expanding our infrastructure. The losses sustained in fiscal 2001 were gradually turned around by fiscal 2002, so that we were able to achieve profitability by our 3rd quarter.

     As discussed below, we recently modified and improved our CAP product and commenced delivery of the new CAP product in May 2002. These changes, in addition to enabling us to deliver a substantial portion of our CAP products and services to our customers earlier, are expected to improve customer satisfaction, the return rate of the completed questionnaires, collections and our customer's ability to use our products and services. In addition, revenue recognition resulting from the earlier delivery of such products will more closely match our expenses.

Material Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

     We believe the following, among others, to be our significant accounting policies. That is, the following accounting policies are both important to the portrayal of our financial condition and results of operations, and also require critical management judgments and estimates about matters that are inherently uncertain. Although we believe our judgments and estimates are appropriate and correct, actual future results may differ from our estimates.

Basis of Consolidation

     We have consolidated our financial statements and, therefore, have included the accounts of our wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

     Revenue is recognized consistent with Staff Accounting Bulletin No. 101 (SAB 101)

Revenue

     For customer agreements that require multiple deliverables and the fair value of the deliverables is not determinable, revenue is recognized over the service period on a straight-line basis. Prior to January 1, 2001, we entered into multiple deliverables contracts, which included a service component that was contractually available over the one-year contract period. Revenue, therefore, was recognized over the one-year period for these contracts.

     Effective January 1, 2001, we introduced a new customer product to enhance our service and product offerings--The College Action Plan(TM), or CAP. Prior to May 2002, however, we continued to deliver the CAP product as one complete unit that contained multiple deliverable elements, including a customized college selection matching report. Accordingly, from January 1, 2001 through April 30, 2002, the timing of deliveries of our CAP products and the recognition of revenue continued to be largely influenced by the date we received the customer questionnaire required to create this customized report. Historically, over 80% of our customers who return their questionnaire do so within 90 days after contract signing, at which time we recognized 100% of the CAP contract revenue.

     Commencing May 2002, we began to deliver the majority of the CAP product and services shortly after contract execution and delivery of the customized college selection matching report separately as it requires the customer to provide us with a completed questionnaire. Therefore, beginning in May 2002 we began recognizing 75% of the revenue received under the CAP agreements when the CAP products and services, excluding the customized report, were delivered. We recognize the remaining 25% of revenue upon delivery of the customized report. Under our new CAP delivery process we generally recognize 75% of our revenues within 60 days of the agreement execution date, whether the questionnaire is submitted or not.

     Customers continue to have the option to pay the full contract price when the contract is signed, in four equal installments payable the first four months of the contract or in twelve equal monthly installments. Customers have the right to cancel the contract for a full refund within three days of contract signing. The initial down payment amounts received under contracts are not recorded until the three-day refund period has expired.

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

     Allowance for bad debts

     The allowance for bad debts are material estimates made by the Company. The Company estimates its allowance based on historical collection and loss rates and as with all estimates, actual amounts may be different than estimates and subject to change as additional information becomes available.

     Expenses

     Approximately 80% of our direct expenses are incurred before or within two weeks from the time a customer enters into a contract with us. Approximately 32% of these direct expenses are deferred to be expensed along with the related revenue recognized upon shipment of the products as discussed above. Direct workshop marketing costs, which are included in cost of sales in the statements of operations, are expensed prior to delivering the products to customers. Accordingly, expenses recognized historically have been disproportionately high as compared to reported revenue.

     Unused Contract Gain

     Historically, of the 20% of our customers who do not return the questionnaire within 60 days, 35% never complete the questionnaire at all. Beginning in the quarter ended April 30, 2002, we had obtained sufficient historical experience to begin to recognize in income the deferred revenue (and to expense the related deferred expense) of these unused contracts. Our historical experience indicates that we begin to recognize as income the deferred revenue relating to unused contracts over the period of time beginning the second half of the student's senior year, when most applications are finalized and the need for our services diminish. The application of this policy through July 31, 2002 has reduced deferred revenue by $849,665 and deferred customer contract expenses by $321,273, which resulted in $528,392 being included in income as gain on unused contracts. As of July 31, 2002, however, deferral of revenues relating to the customer's undelivered product elements was over $3,000,000 and the related prepaid expenses were over $800,000.

     Intangible and Other Assets

     Intangible and other assets consist primarily of the excess purchase price of acquired business over the net assets acquired (goodwill) and systems methodologies and databases acquired in business combinations. Intangible assets and systems methodologies and databases, which represent the excess of purchase price over fair value of net assets acquired, are amortized on a straight-line basis over 10 years. We assess the recoverability of intangible assets by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved. Goodwill will be subject to new accounting rules beginning in fiscal 2003 and will no longer be amortized, but will be subject to an impairment test. The Company intends to have its goodwill independently appraised, but currently believes that there has been no impairment.

Financial Condition for Year Ended July 31, 2002 as Compared to July 31, 2001

Total Assets

Total assets have increased 26.1%, from $5,813,356 at July 31, 2001 to $7,332,760, at July 31, 2002. The increase was primarily due to: (1) an increase in net trade receivables of $1,488,395, plus (2) an increase in cash of $209,120 and increase in notes receivable from financing of $165,054. This was partially offset by the amortization and depreciation of long-lived assets along with a decrease in inventory balances.

Total liabilities

Total Liabilities increased 19% from $8,949,801 at July 31, 2001 to $10,672,588 at July 31, 2002. Current liabilities increased 28.1% from $6,345,350 at July 31, 2001 to $8,129,641 at July 31, 2002. The increase in current liabilities is primarily a result of: (a) an increase of $676,940 in deferred revenue during the fiscal year July 31, 2002; and (b) an increase in notes payable on financing of $1,054,079 secured by trade accounts receivable and customer contracts sold for which revenue has not been recognized.

Stockholders' Equity

Stockholders' equity decreased from a deficit of $3,136,445 at July 31, 2001 to a deficit of $3,339,828 at July 31, 2002, primarily because of the net loss incurred during the fiscal year ended July 31, 2002. The losses for fiscal year ended July 31, 2002 were incurred in the first six months of the year and were partially offset with income generated in the last six months of the year.

Working Capital

Working capital decreased by $32,647 to a negative $3,408,883 balance as of July 31, 2002 from a negative $3,376,236 balance as of July 31, 2001. This decrease in working capital is primarily attributed to the $676,940 increase in deferred revenue to a July 31, 2002 balance of $3,011,301 plus a $1,054,079 increase in debt financing, net of a $1,488,395 increase in accounts receivable. Management plans to manage the deficit through decreasing costs, increasing the number of units delivered and contracts sold, and expects improving profitability to gradually eliminate the working capital deficit.

      RESULTS OF OPERATIONS: YEAR ENDED JULY 31, 2002 VERSUS JULY 31, 2001

(i)  Revenue

     For the year ending July 31, 2002, total revenue increased $5,562,322, or 76%, to $12,913,354, as compared to $7,351,032 for 2001. We expect revenue to continue to increase in fiscal 2003 based on continuing improvements to our business; specifically, improvements to our direct marketing campaigns to improve workshop attendance. Student services revenue increased for the fiscal year 2002 to $12,242,439, or 70.9%, from $7,163,383 in 2001, primarily as a result of higher unit sales from an expanding number of workshops held, an improved product, the addition of an additional charge for added family members and the revenue recognition issues described above. In addition, starting May 2002, we began increasing the number of CAP's delivered, as we no longer have to receive the customer questionnaire to deliver the CAP.

     Our CAP product currently accounts for approximately 93% of our total revenue. Our CAP deliveries for the fiscal year ended July 31, 2002 were 8,830 (net contract signings were 11,627).

     The number of CAP agreements entered into with our customers, net of cancellations, for the five most recent quarters were:

                           Three-Months Ended:
                           -------------------

                           July 31, 2001             2,821
                           October 31, 2001          3,093
                           January 31, 2002          2,437
                           April 30, 2002            2,639
                           July 31, 2002             3,392

     The number of weekend workshops varies from quarter to quarter depending on holidays: there were 10.5, 12, 10, 12 and 10 workshop weekends in the fiscal quarters ended July 31, 2002 through July 31, 2001, respectively. Seasonality is impacted by the number of workshop weekends and also by lower turnouts during the November and December holiday season. We experienced a temporary drop in contract signings in the quarter ended April 2002 compared to 2001 because of a significant sales reorganization, which we believe significantly improved the efficiency and deployment of our products and services and resulted in strong sales in the final quarter of fiscal 2002. We currently expect that new contract signings will continue to increase in future quarters.

     Other Revenues

     Other revenue increased $483,266, or 257%, for the year ended July 31, 2002 to $670,915 from $187,649 for 2001. This primarily represents interest earned on the sale and payments associated with our CAP product.

     Cost of Sales

     The cost of sales for 2002 increased $1,950,331, or 32%, to $8,088,988 from $6,138,657 for 2001. The increase in cost of sales is primarily attributable to the increase in unit sales and the associated higher sales and marketing costs. As a percentage of student services revenue, cost of sales was 66% for the current year, as compared to 86% for the prior year. Cost of sales decreased as a percentage of revenue because of more efficient use of sales and marketing expenditures. Cost of sales is comprised primarily of sales and marketing costs along with the production costs for our product deliverables.

     Operating Expenses

     General Administrative Expenses. General and administrative expenses decreased 18%, or $734,417, to $3,422,647 for 2002, as compared to $4,157,067 for 2001. The decrease results from significant cost reduction initiatives along with lower legal, accounting and consulting fees than incurred in 2001 associated with the acquisition and assimilation of three new companies.

     Depreciation and Amortization

     Depreciation and amortization decreased 2%, or $9,388, to $519,108 for 2002, as compared to $528,496 for 2001. The slight decrease in depreciation and amortization was primarily due to a net decrease in the property and equipment balance.

     Bad Debt Expense

     Bad debt expense increased by $1,011,312 to $1,215,989, or to 10%, of student services revenues. The increase is due to a large increase in sales, a growing number of older contracts and refinement in computing the bad debt allowance.

     Operating Loss

     Our operating loss for 2002 decreased by $3,344,484, to $333,378 compared to $3,677,862 in 2001. The decrease in the operating loss was due to increased student service sales and high gross profits being realized on sales as our sales and marketing efforts are being more effective and our cost of services and products have decreased. However, when considering the gain on unused contracts that are a continuing part of our business (see non-operating income below) our operating loss for fiscal 2002 would have resulted in income of $195,014.

     Non-Operating Income (Expense)

     Interest expense for 2002 increased 126%, or $436,424, to $782,142, as compared to $345,718 for 2001. The increase in interest expense relates primarily to financing our receivables to fund our direct marketing campaigns. Our interest expense is directly related to our level of borrowings and related interest rates.

     The gain on unused contracts was $528,392 for fiscal year 2002, and $0 for fiscal year 2001. This gain was the result of the initial adoption of a policy to record the net gain on contracts that have gone unused by customers where the student will be graduating high school and, therefore, the services will not be useful and probability of usage is extremely remote. This gain represents deferred revenues of $849,665 less related deferred expenses of $321,273. The gains resulting from these activities are recurring in nature and indigenous to our business activities. Such gains, or profits, are either reflected in operating income (as revenue, less cost of sales) if the customer is shipped the product and the contract is fulfilled, or it is reflected as a gain on unused contracts if the customer doesn't provide us with personalized data required to complete delivery of the product. In either case the Company is contractually entitled to the revenues. It is expected that future gains from unused contracts will be lower (and substantially offset by a corresponding increase in operating income) since (1) a recently introduced simplified personalized data questionnaire has resulted in improved returns and (2) a major portion of the CAP will be shipped even if the personalized data questionnaire is not returned by the customer. There may also be additional recurring gains (or operating income) in the future due to anticipated increases in volume of contract signings.

     The gain on settlement was $188,697 for the fiscal year 2002, and $0 for 2001. This gain was a one-time gain associated with the favorable outcome of an arbitration claim and is not a recurring item.

       NET LOSS AND NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

     Net loss for fiscal 2002 was $398,431, as compared to $4,010,901 for 2001. The basic and diluted net loss per share attributable to common stockholders for 2002 was $0.02, as compared to net loss per share of $0.16 for 2001. Quarterly net income (loss) and net income (loss) per share for fiscal 2002 were as follows:

Three-Months Ended          Net Income (loss)       Net Income (loss) per Share
-------------------         -----------------       ---------------------------

October 31, 2001               ($799,566)                     ($0.03)
January 31, 2002               ($156,678)                     ($0.01)
April 30, 2002                  $241,436                       $0.01
July 31, 2002                   $316,377                       $0.01

     The fourth quarter includes a non-recurring gain of $188,697 relating to a gain on an arbitration settlement. Also, see discussion on gains on unused contracts above.

(A)  Liquidity and Capital Resources

     Our primary sources of liquidity and capital resources historically have been principally financing of our contract receivables and cash generated from operations. Cash used for payment of operating costs has offset these sources of cash flows.

     A portion of the costs and operating deficits incurred for the fiscal year 2002 were funded by a financing of our on and off balance sheet customer contract receivables, the deferral of compensation by certain executives, the deferral of payments to certain vendors and related parties, and stock issued for services. During fiscal 2001, we incurred significant operating losses and a deterioration in working capital as we revamped and improved product lines and our marketing organization, consolidated the operations of our acquired companies and invested in expansion of our operations and infrastructure. These activities consumed considerable focus and resulted in significant losses during the first three quarters of fiscal 2001.

     We expect that our cash flow from increased sales will be sufficient to meet our obligations for fiscal 2003 and beyond. However, we will need outside funding to continue our aggressive growth rate and refinance our present debt. We believe we can attract alternative sources of capital on favorable terms. We will continue to seek both improved debt and possibly equity financing that are reasonably priced. As of September 30, 2002 we had financed approximately $1,941,396 of receivables as senior debt, had pledged collateral of approximately $3,087,228 against the senior debt and had $1,050,796 of unencumbered receivables and contracts. For financing purposes, we have been able to use as collateral open contracts for which we have not yet delivered our product (therefore they are not recorded as receivables for financial statement purposes) but these contracts have met certain criteria for financing by our lender. The unencumbered contract receivables are available for further senior debt and the collateralized receivables are available for subordinated debt.

     We believe that we can raise approximately $2 to $5 million as subordinated debt over and above a minimum of $1 million additional senior debt securities. Management expects the terms and conditions of additional financing on senior debt to be better than the existing line; however, terms may not be as beneficial to us on the subordinated debt or equity securities as might otherwise be expected in normal circumstances because of our past losses. Additionally, certain funds raised may be used to accelerate payments on existing debt obligations under favorable terms to the Company.

     In summary, management believes that our cash requirements through next year will be satisfied by the following sources: (1) cash expected to be generated from operations, (2) obtaining further senior debt financing (3) obtaining subordinate debt financing, and, (4) possible equity financing. No assurance can be given, however, that we will be successful in obtaining additional capital to take advantage of replacing existing obligations at a significant discount and fund future expansion and at what terms such capital will be available.

     As reflected in our statement of cash flows, during fiscal 2002, we used $409,447 cash in operations as compared to $290,904 in fiscal 2001. Uses of cash in operations in fiscal 2002 consisted of increased our accounts receivables, net of the increase in the bad debt provision, and our net loss. Uses of cash in operations in fiscal 2001 consisted of our net loss $4,010,901 offset by non-cash expenses of $919,045 for depreciation and amortization, bad debt provision, and deferred compensation. In addition, during 2001 cash from operations was generated from the net increase of current liabilities over current assets.

     In fiscal 2002, cash provided by financing activities consisted primarily of $887,316 financed by the placement of both on and off balance sheet customer contract receivables, net of payments and reserves against such financed contracts. In fiscal 2001 cash provided by financing activities consisted primarily of $732,415 financed by the placement of both on and off balance sheet customer contract receivables (net). Cash used in investing activities in fiscal 2002 was $137,454 to purchase property and equipment. Cash used in investing activities in fiscal 2001 was $34,080 to purchase property and equipment.

1.   Factors Affecting Our Business and Prospects

     We do not believe the revenues and operating results of fiscal 2002 are comparable to the prior year and most likely will not be comparable to future periods. As discussed under "Critical Accounting Policies" above, the method used for recognizing revenue for the first five months of the fiscal year ended July 31, 2001 was different than for the following nineteen months ended July 31, 2002, and the method used for recognizing revenue from January 1, 2001 through April 30, 2002, differed from that used during our last fiscal quarter. The changes implemented in May 2002, will also result in revenue recognition coming closer to the period of contract signings and will more closely match such revenues with the costs incurred. A substantial portion of the costs relating to the generation of such revenues is recognized as an operating cost when incurred and therefore have had the effect of increasing operating costs before the related revenues were recognized. Accordingly, operating results of each quarter are not necessarily indicative of future or past quarters as the number of new contracts signed does not coincide with the number of contracts under which product was delivered. In addition, management believes that our business is somewhat seasonal with average customer contract signings declining in the period beginning at Thanksgiving and ending at the New Year's Holiday.

     Although we have recently experienced substantial revenue growth; there can be no assurance that we will continue to grow at historical rates or at all. Our ability to generate increased revenue and achieve profitability will depend upon our ability to increase sales through development and/or acquisition of new products, expanding the number of sales representatives, and further developing our direct marketing campaigns to increase attendance at our workshops. Expansion and development of existing and additional marketing and distribution channels depends, in part, upon our ability to secure additional financing, technology, expertise and staff.

     If we need but are unable to obtain additional capital to expand our operations and invest in new products and services, our business may be adversely affected. While our current operations are providing enough cash to meet our present obligations and continue modest growth, as discussed above, we may require substantial additional capital to finance rapid expansion of our business. To the extent that our existing sources of liquidity and cash flow from operations are insufficient to fund our growth activities, we may need to raise additional funds. We cannot be certain that we will be able to obtain additional financing on favorable terms. If we fail to raise additional funds, we may need to sell debt or additional equity securities or to reduce our growth to a level that can be supported by our cash flow.

     Recent Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The adoption of SFAS 141 in the first quarter of fiscal 2003, is not expected to have a material effect on the Company's financial position or its results of operations. SFAS 142, when implemented, will result in lower annual amortization expense of approximately $134,000 to the Company. During fiscal 2002, the Company intends to have its goodwill valued, the results of which are not currently expected to result in an impairment.

     In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than August 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. The adoption of this statement is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

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

     In April 2002, the FASB approved for issuance SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections". SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. The Company has adopted early the provisions of SFAS 145 in connection with the gain recognized on the restructuring of certain debt. (See Note 8)

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

Item 7. Financial Statements.

     Consolidated Financial Statements are included herein beginning on page
F-1.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     On September 28, 2001, we notified KPMG that we were terminating its appointment as our principal accountants, which action was subsequently approved by our board of directors on October 2, 2001. On October 3, 2001, we appointed Hein + Associates LLP to replace KPMG as our independent public accountants to audit our consolidated financial statements for the year ended July 31, 2001. We did not dismiss KPMG as a result of any disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Please see our Current Report on Form 8-K dated October 2, 2001, as subsequently amended, for a more detailed description of this matter.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following tables set forth information about our executive officers and directors.

Name                   Age                  Position
----                   ---                  --------

Jerome M. Lapin        72        Chairman of the Board and Director

Douglas C. Rother      51        Chief Executive Officer, President and Director

Janice A. Jones        54        Executive Vice President-Corporate Development,
                                 Corporate Secretary and Director

John J. Grace          58        Executive Vice President and Member of the
                                 Board of Advisors

Mark S. Eagle          44        Executive Vice President - Administration and
                                 Information Technologies

John S. Chapman        44        Chief Financial Officer

Rick N. Newton         49        Director

Wayne Ruting           55        Director

     Set forth below is certain biographical information about each of our executive officers and directors.

     JEROME M. LAPIN has been our Chairman of the Board since December 2002, and has been a director since August 1999. Mr. Lapin was our Chief Executive Officer from August 1999 through December 2001. From January 1994 to July 1999, Mr. Lapin was President, CEO and Chairman of the Board of American Coin Merchandising Corporation, a publicly traded company. Mr. Lapin co-founded the International House of Pancakes in 1958, and since such time has served as an executive officer with a number of companies.

     DOUGLAS C. ROTHER has been our Chief Executive Officer and director since January 2002, our President since October 2001. From 1995 through 2000, Mr. Rother was the President of Columbine JDS Systems, Inc., a software and hardware provider to the electronic/media industry. Prior to that position, he was President of Jefferson Pilot-Data Systems, one of four divisions of Jefferson-Pilot Insurance (NYSE:JP). Mr. Rother holds a B.A. in Political Science and an M.B.A. in Marketing from the University of Memphis.

     JANICE A. JONES, Ph.D. co-founder and has been our Vice President-Corporate Development since March 2000, a director since 1997 and our Corporate Secretary since 1998. Dr. Jones also founded and has been a director of Chartwell International Inc. since its inception in 1984 and has been its Chief Executive Officer since 1990. Dr. Jones holds a Ph.D. and a Masters degree in Social Sciences from Yeshiva University, and a B.A., from Hunter College. She received the Hunter College Hall of Fame Award in 1986.

     JOHN J. GRACE co-founder and has been our Executive Vice-President since February 2000, a member of our Board of Advisors since 1997, and was our Chief Financial Officer from September 2000 until February 2002. Since our inception, Mr. Grace has worked with us in an advisory capacity on a variety of matters including acquisitions, development of products and services, managerial appointments and finance. Prior to 1993, Mr. Grace was a Senior Fellow and trustee at a think tank from 1995-1996 and was its Executive Director in 1996. Prior to such time, Mr. Grace was a Managing Partner at Coopers & Lybrand (now Price Waterhouse Coopers) where he spent 28 years in various senior positions, Mr. Grace holds a B.S. in accounting from the University of Scranton and is a Certified Public Accountant.

     MARK S. EAGLE has been our Executive Vice President of Administration and Information Technology since July 2002. Prior to joining us, Mr. Eagle spent 15 years with Columbine JDS Systems, Inc. where he most recently served as Executive Vice President of Software and Services. Mr. Eagle received a B.S.in degree in computer science with a minor in psychology from Rensselaer Polytechnic Institute.

     JOHN S. CHAPMAN has been our Chief Financial Officer since February 2002, after serving as our Vice President of Finance since October 2001. From October 1997 until joining us, Mr. Chapman was the Chief Financial Officer for Page Digital, Inc. Prior to such time he was the Corporate Controller for Production Data Systems, Inc., a publicly held company. Mr. Chapman was previously an audit manager with Price Waterhouse Coopers from 1983 to September 1991. Mr. Chapman received a B.S. in Business from San Diego State University and is a Certified Public Accountant.

     RICK N. NEWTON has been a director since April 1999, and was our Chairman of the Board from April 1999 to December 2000. From November 1996 to March 1999, he was Director of Corporate Finance Services at American Express Co., Denver, Colorado. From April 1990 to October 1996, he was CEO of Systems Science Institute. Mr. Newton received a B.S. in Engineering from the University of Colorado.

     WAYNE RUTING has been a Director since July 2002. In July 2001, Mr. Ruting founded and is the Chairman of the Board and is Chief Executive Officer of Decentrix, Inc., a leading edge software design company for web based collaborative commerce. Mr. Ruting was the Chairman of the Board of ClickThings, Inc. from April 1999 to July 2001. From March 1992 to August 2000, Mr. Ruting was the Vice Chairman of the Board and Chief Executive Officer of Columbine JDS Systems, Inc., a Colorado based software and services business. Mr. Ruting received a B.S. in Physics and Electrical Engineering and an M.B.A. in Engineering from the University of NSW, Australia.

     There are no family relationships between any of our directors or executive officers except that Janice A. Jones and John J. Grace are married to each other.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission, the NASD, and us.

     Based solely on our review of Section 16(a) forms received by us and written representations that no other reports were required, we believe that, during the last fiscal year, all Section 16(a) filing requirements applicable to our executive officers, directors and 10% beneficial owners were complied with, except as follows: Mr. Lapin failed to timely file one report reporting one transaction.


Item 10. Executive Compensation.

Summary Compensation Table

     The following table summarizes the total compensation of each person who served as our Chief Executive Officer during the our 2002 fiscal year and any other executive officer whose total annual salary and bonus exceed $100,000 during this period.

                                            Summary Compensation Table

                                             Annual Compensation    Long-Term Compensation Award

                                                                                        Securities
                                                                    Restricted Stock    Underlying      All Other
Name and Principal Position       Year    Salary ($)     Bonus ($)       Awards         Options (#)   Compensation ($)
---------------------------       ----    ----------     ---------       ------         -----------   ----------------
Jerome M. Lapin,                  2002   $116,917(1)(3)    $ -0-          $-0-              -0-          $6,000(2)
Chairman and former CEO           2001    166,250(1)(3)      -0-           -0-              -0-             -0-
(Retired as CEO January 1, 2002)  2000     70,000            -0-           -0-            550,000           -0-

Douglas C. Rother,                2002   $117,128(1) (4)   $50,000        $-0-            750,000        $16,250(2)
CEO and President

John J. Grace,                    2002   $122,000(1)(5)    $ -0-          $-0-              -0-          $ 3,000(2)
Executive Vice President          2001    129,600(1)(5)      -0-
(CFO September 2000 to
 February 2002)
----------
(1)  Includes $2,000 in directors fees received by Messrs. Lapin and Rother, and
     $2,000 in fees received by Mr. Grace for his service as a member of our advisory board.
(2)  Includes stock awarded as additional incentive to provide a loan to us (See
     Item 12 of this Report).
(3)  Includes $18,000 and $49,583 in deferred compensation in 2002 and 2001, respectively.
(4)  Includes $44,000 in deferred compensation.
(5)  Includes $24,000 and $35,350 in deferred compensation in 2002 and 2001, respectively.

     The foregoing compensation table does not include certain fringe benefits made available on a non-discriminatory basis to all of our employees, such as group health insurance, long-term disability insurance, vacation and sick leave.
In addition, we make available certain non-monetary benefits to our executive officers with a view to acquiring and retaining qualified personnel and facilitating job performance. We consider such benefits to be ordinary and incidental business costs and expenses. The aggregate value of such benefits in the case of the executive officers, which cannot be precisely ascertained but which is the lesser of either (a) ten percent of the salary and bonus paid to each such executive officer or to the group, respectively, or (b) $50,000 or $50,000 times the number of individuals in the group, as the case may be, is not included in such table.


Option Grants Table

     The following table provides information relating to the grant of stock options to the named executive officers during the 2002 fiscal year.

                             OPTION GRANTS IN LAST FISCAL YEAR

                                                 Individual Grants
                      --------------------------------------------------------------------
                       Number of
                       Securities   % of Total
                       Underlying     Options     Fair Market
                        Options     Granted to   Value on Date   Exercise or
                      Granted (#)  Employees in    of Grant          Base      Expiration
Name                      (2)       Fiscal Year      ($/Sh)      Price ($/Sh)     Date
----                      ---       -----------      ------      ------------     ----

Mr. Jerome M. Lapin       -0-           --             --             --           --

Mr. Douglas C. Rother   500,000         31%           $0.10          $0.50      See Note 1
                        250,000        15.5%          $0.05          $0.50      See Note 1
Mr. John J. Grace         -0-           --             --              --          --

-----------------
(1) All options vest and become exercisable in four equal annual installments commencing on the first anniversary of the grant date. Such options are exercisable for a period of three years after the vesting date, after which time they expire.

Aggregated Option Exercises and Fiscal Year-End Option Values

     The following table provides information relating to the exercise of stock options during the 2002 fiscal year for each of the named executive officers and the 2002 fiscal year-end value of unexercised options.

                      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                 AND FY-END OPTION VALUES

                                                         Number of
                                                        Unexercised    Value of Unexercised
                                                         Options at    In-the-Money Options
                                                           FY-End            at FY-End
                                                            (#)              ($)(1)
                                                       -------------   --------------------
                      Shares Acquired
                        on Exercise    Value Realized   Exercisable/       Exercisable/
        Name                (#)             ($)        Unexercisable       Unexercisable
        ----                ---             ---        -------------       -------------

Mr. Jerome M. Lapin         -0-             N/A         450,000/-0-           $-0-/-0-

Mr. Douglas C. Rother       -0-             N/A       125,000/625,000         $-0-/-0-

Mr. John J. Grace           N/A             N/A             N/A                 N/A

----------------
(1) The market value of underlying shares of common stock is equal to the fair market value at July 31, 2002, $0.12 per share, less the option exercise price, multiplied by the number of shares of common stock in the money. No options were in-the-money as of July 31, 2002.

                                       19

Compensation of Directors

     Beginning in May 2000, we agreed to pay each of our directors, whether or not such director also serves as an officer, $500 per quarter and agreed to issue each director 1,500 shares of common stock for each quarter they serve they serve as a director.

Employment Contracts and Termination of Employment and Change in Control Arrangements

     On August 9, 1999, we entered into an Employment and Stock Option Agreement with Jerome M. Lapin, the Chief Executive Officer at that time. Mr. Lapin's employment agreement renews automatically for successive one-year terms unless his employment is terminated. Under the agreement, Mr. Lapin was initially paid an annual salary of $60,000 and was granted five-year options to purchase 500,000 shares of common stock at $0.272 per share, half of which vested on August 9, 1999 and the remainder of which vested on August 9, 2000. Effective March 1, 2000 his salary was increased to $80,000 per year, and he was granted an additional option to acquire 50,000 shares exercisable at $0.50 per share, which vested on March 1, 2001. Effective September 1, 2000, Mr. Lapin's salary was increased to $170,000, a portion of which was deferred. Upon his resignation as our Chief Executive Officer, his salary was reduced to $72,000 per year. The employment agreement prohibits Mr. Lapin from competing with us for a period of three years following termination of his employment.

     On August 16, 2000, we entered into a letter agreement with John J. Grace to compensate him for services rendered from July 1, 1999 through December 31, 1999. During this time, Mr. Grace billed us for actual time worked at the rate of $100 as follows: $25 per hour payable upon receipt of billings, $50 per hour payable upon receipt of financing of $500,000 or more, and $25 per hour in stock. For the fiscal years ending July 31, 1999 and July 31, 2000, Mr. Grace earned $-0- and $107,750, respectively, and received $22,000 in March 2000. Mr. Grace has agreed to defer receipt of compensation until we receive additional financing. Under the letter agreement, Mr. Grace agreed to serve as our Chief Financial Officer commencing September 1, 2000. Effective September 1, 2000, we agreed to pay one half of Mr. Grace's salary with the other half being deferred. In January 2001, Mr. Grace opted to convert $82,292 of his deferred salary into 658,333 shares of our common stock. In February, Mr. Grace opted to convert $61,350 of his deferred salary into 568,056 shares of our common stock. Effective January 1, 2001, his annual salary was established at $136,800 per annum of which 50% is deferred. Upon Mr. Chapman's appointment as our Chief Financial Officer in February 2002, Mr. Grace's salary was reduced to $120,000 per annum.

     On October 1, 2001 we entered into an employment agreement with Douglas C. Rother, under which he agreed to serve as our President for an initial term of five years, subject to an initial 90 day trial period. The agreement automatically renews for successive one year terms, unless notice of non-renewal is provided by either party at least 30 days prior to the end of the then current term. The agreement contemplated that Mr. Rother would become our Chief Executive Officer within a year. Mr. Rother received an annual salary of $120,000 as President, which was automatically increased to $160,000 upon his appointment as Chief Executive Officer. Forty percent of his annual salary is deferred until the earlier of November 1, 2002, our receipt of $1,500,000 in an equity financing or upon his termination without cause; provided, that no deferral will occur in any month in which we realize $100,000 in positive cash flow. The agreement also provides that Mr. Rother would be appointed to the board if and when he became our Chief Executive Officer. Mr. Rother received a deferred signing bonus of $50,000 payable in the same manner as the deferred portion of his salary. In the event our gross revenues for the 2002 fiscal year exceeded $18 million, Mr. Rother was entitled to receive a bonus of $90,000. Upon execution of the agreement, Mr. Rother received an option to purchase 500,000 shares of our common stock at an exercise price of $0.50 per share and he received an additional option to purchase 250,000 shares of our common stock at an exercise price of $0.50 per share upon becoming our Chief Executive Officer. The options vest in four equal annual installments commencing on the one year anniversary of the grant date and are exercisable for a period of three years thereafter. In the event Mr. Rother is terminated without cause, he is entitled to receive one months salary for each full year of employment up to a maximum of five months. Upon a change of control, all stock options held by Mr. Rother immediately vest. The agreement prohibits Mr. Rother from competing with us for a period of three years following his termination of employment (one year if he is terminated without cause) and contains customary confidentiality, non-solicitation and intellectual property ownership provisions.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

     The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the common stock, as of October 15, 2002:

                                        Number of Shares
Name and Address of Owner           Deemed Beneficially Owned   Percent of Class
-------------------------           -------------------------   ----------------

Chartwell International, Inc.*              6,947,641                26.1% (1)
Janice A. Jones*                           10,718,896                40.2% (2)
   Executive Vice President,
   Secretary and Director
John J. Grace*                             10,718,896                40.2% (3)
   Executive Vice President
Scott G. Traynor                            2,000,000                 7.5%
   5690 Buckleigh Point
   Suwanee, GA 30024
Jerome M. Lapin*                            2,373,333                 8.8% (4)
   Chairman of the Board
Douglas C. Rother*                            628,944                 2.3% (5)
   Chief Executive Officer
   and Director
Rick N. Newton*                               373,500                 1.4% (6)
    Director
Wayne M. Ruting*                              125,000                 0.5%
    Director
All Executive Officers and Directors       14,844,673                53.9%(7)(8)
    as a group (6 persons)

-----------------

* The principal business address is 333 South Allison Parkway, Suite 100, Lakewood, Colorado 80226.

** Shares of our common stock are considered beneficially owned, for purposes of this table, only if held by the person indicated, or if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of such security, or if the person has the right to acquire beneficial ownership within 60 days, unless otherwise indicated. The foregoing share amounts include the following number of shares which may be acquired pursuant to stock options exercisable within 60 days of October 15, 2002.

(1) Dr. Janice A. Jones currently serves an officer and director of Chartwell International, Inc. and currently beneficially owns 46% of its common stock. Accordingly, Dr. Jones may be deemed to have beneficial ownership of the shares of common stock owned by Chartwell International.

(2) Includes 1,600,000 shares issuable to Dr. Jones by Chartwell International upon her exercise of an option and 5,147,641 additional shares held by Chartwell International; 408,898 shares held by Dr. Jones directly; 1,500,000 shares owned of record by Family Jewels II Limited Partnership (an entity owned and controlled by Dr. Jones); 1,000,000 shares held by The Chartwell Group, Inc. (a company owned and controlled by Dr. Jones) transferable to Dr. Jones upon conversion of debt; 120,000 shares held jointly with Mr. Grace (the spouse of Janice A. Jones); and 1,742,357 shares deemed beneficially owned by John J. Grace, excluding the jointly owned shares and the shares he has an option to purchase from Chartwell International. Dr. Jones disclaims beneficial ownership of the shares beneficially held by her husband, John J. Grace.

(3) Includes 1,742,357 shares owned of record by John J. Grace, 450,000 shares of our common stock issuable from Chartwell International upon exercise of an option held by Mr. Grace; 120,000 shares held jointly with Dr. Jones; and 9,656,539 shares deemed beneficially owned by Dr. Jones, excluding the jointly owned shares and 200,000 shares held by Chartwell International. Mr. Grace disclaims beneficial ownership of shares beneficially owned by his wife, Dr. Janice Jones.

(4) Includes 1,923,333 shares held directly and 450,000 shares issuable upon exercise of an option.

(5) Includes 503,994 shares held directly and 125,000 shares issuable upon exercise of an option.

(6) Includes 63,500 shares held directly and 310,000 shares issuable upon exercise of an option.

(7)  Includes 885,000 shares issuable upon exercise of options.

(8) This table is based on 26,641,629 shares of common stock outstanding on October 15, 2002.


Equity Compensation Plan Information

     The following table provides information about shares of our common stock that we may issued upon the exercise of options, warrants and rights under all of our existing compensation plans as of July 31, 2002.

                                                                            Number of Securities
                                                                           remaining available for
                                                                            future issuance under
                          Number of securities to     Weighted-average      equity compensation
                          be issued upon exercise     exercise price of       plans (excluding
                          of outstanding options,   outstanding options,   securities reflected in
    Plan category           warrants and rights      warrants and rights         column (a))
                                    (a)                      (b)                    (c)
    -------------           -------------------      -------------------         -----------
Equity compensation plans
approved by the security
holders(1)                           0                        0                  3,000,000

Equity compensation plans
not approved by security
holders(2)                       4,281,233                  $0.57                    0

Total                            4,281,233                  $0.57                3,000,000

(1) On April 30, 2002, our shareholders approved the 2002 Incentive plan, our only shareholder approved equity compensation plan. The plan is designed to be an omnibus plan that allows the board to grant a wide range of compensatory awards including stock options, stock appreciation rights, phantom stock, restricted stock, stock bonuses and cash bonuses. The maximum number of shares of common stock issuable under the plan may not exceed 3,000,000 shares, in the aggregate.

     Eligibility. Officers, including officers who are members of our board of directors, directors and other consultants, advisory and their key employees, as determined by the board of directors are eligible to receive benefits under the plan.

     SAR's/LSARs. Stock appreciation rights, or SARs, granted under the plan may be either freestanding or granted in tandem with an option. Limited stock appreciation rights, or LSARs, may only be granted in connection with the grant of an option and can only be exercised upon a change in control in lieu of exercising the option. SARs and LSARs provide the holder the right to receive the difference between the base price per share of our common stock in the case of a free-standing SAR, or the option price of the related options in the case of a tandem SAR or LSAR, and the market value of our common stock on the date of exercise. Tandem SARs may only be exercised at a time when the related option right is exercisable, and the exercise of a tandem SAR requires the surrender of the related option right for cancellation. A free-standing SAR must specify the conditions that must be met before the SAR becomes exercisable and may not be exercised more than 10 years from the date of grant.

     Phantom Stock. The board of directors may grant shares of phantom stock under the plan pursuant to an agreement that contains vesting conditions the board deems appropriate. Upon vesting of a share of phantom stock, the participant will receive a sum equal to the fair market value per share on the vesting date, plus any cash dividends on such shares paid subsequent to the grant date of the phantom stock. Upon a change of control all phantom stock outstanding immediately vests.

     Restricted Shares. An award of restricted shares involves the immediate transfer of shares of our common stock to a participant subject to such performance criteria and payment terms as are determined by the board in its discretion. The participant is entitled immediately to voting, dividend and other ownership rights in the shares. Upon a change in control, unvested restricted stock immediately becomes vested.

     Stock Bonuses. The board of directors may grant stock bonuses under the plan in such amounts and pursuant to such terms as it determines at the time of the grant.

     Cash Bonuses. Subject to the provisions of the plan, the board of directors may grant, in connection with any grant of restricted stock or stock bonus or at any time thereafter, a cash bonus to reimburse the participant for any tax payment obligations. In no event shall the amount of a cash bonus exceed 50% of the fair market value of the related shares of restricted stock or stock bonus.

2. The following plans or arrangement have not been approved by our shareholders.

     Employment Agreements. Prior to the adoption of the 2002 Incentive Plan, the board of directors granted our officers and employees stock options outside of any formal plan. The terms of each award were determined on an individual basis, but generally had an exercise price greater, but in no event less than, the fair market value of our common stock on the date of grant and provided for vesting over a period of three to four years, commencing on the first anniversary of the grant date. In addition, such employment and/or option agreement often provided for the automatic vesting of unvested options upon a change of control.

Item 12. Certain Relationships and Related Transactions.

     In June 1997, we entered into an agreement with National College Recruiting Association, Inc., or NCRA, a wholly-owned subsidiary of Chartwell International. Chartwell International was at the time and still is one of our principal shareholders. Under the agreement, NCRA granted us an exclusive license for the use, rights, and interests in and to all of the assets constituting the business of NCRA, along with the rights to sell new and service existing franchises of NCRA and to publish the Blue Chip Illustrated magazine. Under this agreement, as amended on August 1, 2000, we guaranteed a monthly royalty payment of $12,500 on our annual revenues up to $10,000,000 and 1.0% for revenue that exceeds $10 million dollars per annum. NCRA has agreed to defer half of its royalty fee until November 1, 2002, or earlier, if sufficient funds are available. As of July 31, 2002 $63,634 of the royalty fees was deferred and accrued.

     We have a note payable for the value of $43,692 and $43,721 to Chartwell International as of July 31, 2001 and July 31, 2002, respectively, for supplies and services purchased on behalf of the Company using Chartwell International's trade credits. The note is unsecured and accrues interest at the rate of 10% per annum. Chartwell International has agreed to extend the maturity date of this loan to November 1, 2006 with monthly interest payments through July 31, 2003 and principal and interest monthly payments beginning in August 2003 through November 2006.

     On January 28, 2000 and February 1, 2000, we borrowed $52,500 and $17,500, respectively, from Chartwell International. The notes are unsecured and accrue interest at the rate of 10% per annum. Chartwell International has agreed to extend the maturity date of these loans to November 1, 2006 with monthly interest payments through July 31, 2003 and principal and interest monthly payments beginning in August 2003 through November 2006.

     On December 20, 2000, Jerome Lapin, John Grace and Janice Jones provided us with six-month working capital loans totaling $120,000 ($40,000 each), which we secured with our open customer contracts. The interest rate on these notes is 14% per annum, compounded monthly and payable quarterly. In June 2001, the above parties agreed to extend the term for an additional six months and agreed to subordinate their collateral interests to those of Monterey Financial. In addition, these parties have agreed to continue to extend these notes on a monthly basis.

     During 2002, we paid $7,167 for various information system projects to Decentrix, Inc., a company in which Wayne Ruting is the Chief Executive Officer and primary shareholder and in which Mr. Rother is an investor.

     On July 28, 2002, we issued 400,000 shares of our common stock valued at $52,000 to Doug Rother, Jerry Lapin, Mark Eagle, Jack Grace and Janice Jones in exchange for their loan to us of $75,000, in the aggregate, plus their aggregate commitment to loan us an additional $75,000, if needed, to finance the cost to settle the litigation with the former owner of College Bound Student Athletes. The interest rate on these notes is 10% per annum with interest payable monthly in the first year and the principal, with interest, paid monthly over the following three years.

     We believe that the terms of transactions with affiliates are the same as terms we would be able to negotiate with unaffiliated third parties.

Item 13. Exhibits and Reports on Form 8-K.

     (a) Exhibits. The exhibits are set forth in the Exhibit Index attached to this Report and incorporated herein by this reference.

     (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed during the quarter ended July 31, 2002.

Item 14. Controls and Procedures.

     Not applicable.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COLLEGE BOUND STUDENT ALLIANCE, INC.

Date:  October 29, 2002               By: /s/ Douglas C. Rother
                                      ------------------------------------------
                                      Douglas C. Rother, Chief Executive Officer
                                      and President

     In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date:  October 29, 2002               By: /s/  Douglas C. Rother
                                      ------------------------------------------
                                      Douglas C. Rother, Chief Executive
                                      Officer, President and Director (Principal
                                      Executive Officer)

Date:  October 29, 2002               By: /s/  John S. Chapman
                                      ------------------------------------------
                                      John S. Chapman, Chief Financial Officer
                                      and Principal Accounting Officer

Date:  October 29, 2002               By: /s/  Jerome M. Lapin
                                      ------------------------------------------
                                      Jerome M. Lapin, Chairman of the Board and
                                      Director

Date:  October 29, 2002               By: /s/  Janice A. Jones
                                      ------------------------------------------
                                      Janice  A. Jones, Executive Vice
                                      President-Corporate Development, Secretary
                                      and Director

Date:  October 29, 2002               By: /s/  Richard N. Newton
                                      ------------------------------------------
                                      Richard N. Newton, Director

Date:  October 29, 2002               By: /s/  Wayne Ruting
                                      ------------------------------------------
                                      Wayne Ruting, Director

   CERTIFICATION PURSUANT TO (i) RULES 13a-14 AND 15d-14 UNDER THE SECURITIES
    EXCHANGE ACT OF 1934, AS AMENDED (ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002)

I, Douglas C. Rother, Chief Executive Officer and President of College Bound Student Alliance, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of College Bound Student Alliance, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 29, 2002
                                      /s/ Douglas C. Rother
                                      ------------------------------------------
                                      Douglas C. Rother, Chief Executive Officer
                                      and President

   CERTIFICATION PURSUANT TO (i) RULES 13a-14 AND 15d-14 UNDER THE SECURITIES
    EXCHANGE ACT OF 1934, AS AMENDED (ADOPTED PURSUANT TO SECTION 302 OF THE
                          SARBANES-OXLEY ACT OF 2002)

I, John S. Chapman, Chief Financial Officer of College Bound Student Alliance, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of College Bound Student Alliance, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 29, 2002
                                      /s/ John S. Chapman
                                      ------------------------------------------
                                      John S. Chapman, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number      Description and Location
------      ------------------------

2.1 Stock Purchase Agreement with Wayne O. Gemas as incorporated by reference to Exhibit 2.1 from the Company's registration on Form 10-SB.

2.2 Amendments to Stock Purchase Agreement with Wayne O. Gemas as incorporated by reference to Exhibit 2.2 from the Company's registration on Form 10-SB/A No. 2.

2.3 Agreement to Acquire College Foundation Planners, Inc. by College Bound Student Alliance, Inc. as incorporated by reference to Exhibit
            2.3 from the Company's registration on Form 10-SB/A No. 2.

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

10.3 Office Lease with The Intrepid Company as incorporated by reference to Exhibit 10.4 from the Company's registration on Form 10-SB.

10.4 Employment Agreement with Rick N. Newton as incorporated by reference to Exhibit 10.8 from the Company's registration on Form 10-SB.

10.5 Employment and Stock Option Agreement with Jerome M. Lapin dated August 9, 1999 as incorporated by reference to Exhibit 10.10 from the Company's registration on Form 10-SB.

10.6 Promissory Note to Chartwell International, Inc. dated January 28, 2000, as amended as incorporated by reference to Exhibit 10.11 from the Company's registration on Form 10-SB.

10.7 Promissory Note to Chartwell International, Inc. dated February 1, 2000 as amended as incorporated by reference to Exhibit 10.12 from the Company's registration on Form 10-SB.

Exhibit
Number      Description and Location
------      ------------------------

10.8 Amendment to Agreement with National College Recruiting Association as incorporated by reference to Exhibit 10.13 from the Company's registration on Form SB/A No. 2.

10.9 Investment Agreement with Swartz Private Equity, LLC as incorporated by reference to Exhibit 10.14 from the Company's registration on Form SB/A No. 2.

10.10 Office lease with SanTom Holdings, L.L.C. as incorporated by reference to Exhibit 10.17 from the Company's registration on Form A/A No. 2.

10.11 Custom Software Development and License Agreement dated March 1, 1998 between College Resource Management, Inc., and International Business Consulting, Inc. as incorporated by reference to Exhibit
            10.18 from the Company's Annual Report on Form 10-KSB for the year ended July 31, 2000.

10.12 Cook Covington Operating Lease Agreement as incorporated by reference to Exhibit 10.24 from the Company's Annual Report on Form 10-KSB for the year ended July 31, 2000.

10.13 Executive Employment Agreement dated October 6, 2001 by and between CBSA and John S. Chapman. Filed herewith.

10.14 Executive Employment Agreement dated October 1, 2001 by and between CBSA and Douglas C. Rother. Filed herewith.

10.15 2002 Incentive Plan, a description of which is set forth in the Company's definitive Proxy Statement filed April 24, 2002.

10.16 Monterey Financial Services, Inc. Purchase and Service Agreements. Filed herewith.

10.17 Highlands Premier Acceptance Corporation Purchase, Security and Services Agreements. Filed herewith.

21          Subsidiaries of the Registrant as incorporated by reference to
            Exhibit 21 from the Company's registration on Form 10-SB/A No. 2.

99.1 Certification of Chief Executive Officer under Section 906 of The Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer under Section 906 of The Sarbanes-Oxley Act of 2002.

                          INDEPENDENT AUDITOR'S REPORT





Board of Directors
College Bound Student Alliance, Inc. and Subsidiaries
Lakewood, Colorado


We have audited the accompanying balance sheets of College Bound Student Alliance, Inc and Subsidiaries ("Company") as of July 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of College Bound Student Alliance, Inc. and Subsidiaries as of July 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




HEIN + ASSOCIATES LLP

Denver, Colorado
September 27, 2002


                       COLLEGE BOUND STUDENT ALLIANCE, INC AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                      JULY 31, 2002 AND 2001

                                              ASSETS

                                                                          2002            2001
                                                                      ------------    ------------
CURRENT ASSETS
  Cash                                                                $    662,457    $    453,337
  Accounts receivable, net of allowance for doubtful accounts
    of $593,069 and $182,141  in 2002 and 2001, respectively             2,767,273       1,278,878
  Note receivable from financing                                           319,955         154,901
  Inventory                                                                 95,476         152,244
  Deferred customer contract expenses                                      836,851         849,711
  Other current assets                                                      38,746          80,043
                                                                      ------------    ------------

      Total Current Assets                                               4,720,758       2,969,114

  Property and equipment, net of accumulated depreciation                  363,917         389,134
  Intangible and other assets, net of accumulated amortization
      of $977,366 and $724,941  in 2002 and 2001, respectively           2,218,151       2,431,089
  Other assets                                                              29,934          24,019
                                                                      ------------    ------------

      Total Assets                                                    $  7,332,760    $  5,813,356
                                                                      ============    ============

                 LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable- Finance Companies                                    $  1,941,396    $    887,317
  Current maturities on long-term obligations                              583,919         261,835
  Current maturities of long-term obligations - related parties            291,459         726,685
  Accounts payable                                                       1,517,345       1,287,240
  Accrued liabilities                                                      784,221         847,912
  Deferred revenue                                                       3,011,301       2,334,361
                                                                      ------------    ------------

      Total Current Liabilities                                          8,129,641       6,345,350

LONG-TERM LIABILITIES
  Deferred rent                                                            482,987         366,656
  Long-term obligations, less current mauturities                        1,644,098       1,616,158
  Long-term obligations to related parties, less current maturities        415,862         621,637
                                                                      ------------    ------------
                Total Long- Term Liabilities                             2,542,947       2,604,451
                                                                      ------------    ------------
      Total Liabilities                                                 10,672,588       8,949,801

COMMITMENTS AND CONTINGENCIES (Notes 2,14 and 15)

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value, 10,000,000 shares authorized
    none issued or outstanding                                                --              --
  Common stock, $.001 par value, 40,000,000 shares
    authorized; 28,575,794 issued and 26,575,794 shares issued and outstanding at July 31, 2002, and 27,207,229 shares
    issued and 25,207,229 shares issued and outstanding
    at July 31, 2001                                                        26,576          25,207
  Additional paid-in capital                                             3,950,530       3,756,851
  Accumulated deficit                                                   (7,316,934)     (6,918,503)
                                                                      ------------    ------------

      Total stockholders' deficit                                       (3,339,828)     (3,136,445)
                                                                      ------------    ------------

      Total liabilities and stockholders' deficit                     $  7,332,760    $  5,813,356
                                                                      ============    ============


                   See accompanying notes to consolidated financial statements.


              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       YEARS ENDED JULY 31, 2002 AND 2001

                                                      2002             2001
                                                  ------------     ------------

Revenue:
  Student services                                $ 12,242,439     $  7,163,383
  Corporate sponsor contributions                        1,990           35,345
  Financing revenue                                    668,925          150,358
  Other                                                   --              1,946
                                                  ------------     ------------
                                                    12,913,354        7,351,032

Cost of sales                                       (8,088,988)      (6,138,657)
                                                  ------------     ------------
  Gross profit                                       4,824,366        1,212,375

General and administrative expenses                  3,422,647        4,157,064
Depreciation and amortization                          519,108          528,496
Bad debt expense                                     1,215,989          204,677
                                                  ------------     ------------
                                                     5,157,744        4,890,237
                                                  ------------     ------------
  Loss from operations                                (333,378)      (3,677,862)

Gain on unused contracts                               528,392             --
Gain on arbitration settlement                         188,697             --
Interest and financing expenses                       (782,142)        (345,718)
Other income, net                                         --             12,679
                                                  ------------     ------------
  Net loss                                        $   (398,431)    $ (4,010,901)
                                                  ============     ============


Net loss per share attributable to common
stockholders - based and diluted                  $      (0.02)    $      (0.16)
                                                  ============     ============

Weighted average number of common shares
outstanding basic and diluted                       25,525,844       24,484,676
                                                  ============     ============


          See accompanying notes to consolidated financial statements.


                                  COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                           YEARS ENDED JULY 31, 2002 AND 2001


                                        COMMON STOCK             ADDITIONAL                                    TOTAL
                                  --------------------------      PAID-IN        DEFERRED     ACCUMULATED   STOCKHOLDERS'
                                    SHARES         AMOUNT         CAPITAL      COMPENSATION     DEFICIT    EQUITY (DEFICIT)
                                  -----------    -----------    -----------    ------------   -----------  ---------------

Balance at July 31, 2000           23,483,068    $    23,482    $ 3,521,489    $   (22,178)   $(2,907,602)   $   615,191

Common stock issued to
     directors and employees
     for services                     100,447            101         10,804           --             --           10,905
Common stock issued for
     deferred compensation          1,457,714          1,458        180,756           --             --          182,214
Common stock issued for
     purchase of franchisees           66,000             66         16,402           --             --           16,468
Common stock issued for
     exercise of options              100,000            100         27,400           --             --           27,500
Amortization of common
     stock and common stock
     option awards                       --             --             --           22,178           --           22,178


Net loss                                 --             --             --             --       (4,010,901)    (4,010,901)
                                  -----------    -----------    -----------    -----------    -----------    -----------

Balance at July 31, 2001           25,207,229    $    25,207    $ 3,756,851    $      --      $(6,918,503)   $(3,136,445)
                                  ===========    ===========    ===========    ===========    ===========    ===========

Common stock issued to
     directors and employees
     for services                   1,241,968          1,242        135,273           --             --          136,515
Common stock issued to
     related parties for loans        350,000            350         41,650           --             --           42,000
Common stock issued to
     third parties for services       584,665            585         82,719           --             --           83,304
Common stock issued for
     deferred compensation            794,032            794         84,139           --             --           84,933
Canellation of common
     stock in connection with
     repurchase of franchise         (750,100)          (750)       (48,714)          --             --          (49,464)
Cancellation of common
     stock on settlement             (852,000)          (852)      (101,388)          --             --         (102,240)


Net Loss                                 --             --             --             --         (398,431)      (398,431)
                                  -----------    -----------    -----------    -----------    -----------    -----------

Balance as of July 31, 2002        26,575,794    $    26,576    $ 3,950,530    $      --      $(7,316,934)   $(3,339,828)
                                  ===========    ===========    ===========    ===========    ===========    ===========


                              See accompanying notes to consolidated financial statements.


                           COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    YEARS ENDED JULY 31, 2002 AND 2001


                                                                                    2002           2001
                                                                                -----------    -----------
Cash flows from operating activities:
  Net loss                                                                      $  (398,431)   $(4,010,901)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Provision for doubtful accounts                                                 410,928        182,141
    Depreciation and amortization                                                   519,108        528,496
    Issuance of common stock for director and employee compensation                 136,514         96,511
    Issuance of common stock for purchase of franchise                                 --           16,468
    Issuance of common stock for services to third parties                           83,304           --
    Deferred compensation and royalties to related parties                          148,523        148,106
    Gain on sale of assets                                                             --           (7,531)
    Gain on settlement of disputes                                                 (188,697)          --
    Gain on unused contracts                                                       (528,392)          --
    Amortization of deferred compensation                                              --           22,178
    Non-cash stock cancellations - franchises                                       (49,464)          --
    Issurance of common stock to related parties for borrowing                       42,000           --
  Changes in operating assets and liabilities:
    Due from customer contracts                                                        --        1,796,784
    Accounts receivable                                                          (1,899,323)    (1,442,621)
    Inventory                                                                        56,768       (152,244)
    Deferred customer contract expense                                               12,860       (849,711)
    Accounts payable                                                                 14,601        731,688
    Accrued liabilities                                                            (157,745)       336,922
    Deferred revenue                                                              1,205,332      1,910,721
    Deferred license fees, net                                                      116,331        416,656
    Other                                                                            66,336        (14,567)
                                                                                -----------    -----------

      Net cash used in operating activities                                        (409,447)      (290,904)
                                                                                -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                                               (137,454)       (34,080)
                                                                                -----------    -----------

Net cash used in investing activities                                              (137,454)       (34,080)
                                                                                -----------    -----------
                                  (continued)


                       See accompanying notes to consolidated financial statements


                           COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    YEARS ENDED JULY 31, 2002 AND 2001

                                                                                    2002           2001
                                                                                -----------    -----------
Cash flows from financing activities:
  Proceeds from financing of contracts                                            5,203,296      1,034,084
  Payments on financial contracts                                                (4,149,217)      (146,768)
  Amounts due from financial contract                                              (165,054)      (154,901)
  Payments on long term obligations                                                (194,876)      (312,106)
  Proceeds from long term obligations                                                48,339        156,000
  Payments on long term obligations - related parties                               (61,467)      (176,759)
  Proceed from long term obligations - related parties                               75,000        120,000
  Common stock issued for cash                                                         --           27,500
                                                                                -----------    -----------

Net cash provided by financing activities                                           756,021        547,050
                                                                                -----------    -----------

Net increase in cash                                                                209,120        222,066

Cash at the beginning of the period                                                 453,337        231,271
                                                                                -----------    -----------

Cash at the end of the period                                                   $   662,457    $   453,337
                                                                                ===========    ===========


Supplemental disclosure of cash flow information-

Cash paid during the year for interest                                          $   393,149    $   226,847
                                                                                ===========    ===========

Common stock issued for accrued compensation                                    $    84,933    $    96,608
                                                                                ===========    ===========

Payment on long term obligations - related party by exchange of asset           $      --      $    18,544
                                                                                ===========    ===========
Acquisition of assets for notes                                                 $      --      $    15,288
                                                                                ===========    ===========


                       See accompanying notes to consolidated financial statements.

                                                    F-5

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001


1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    -----------------------------------------------------------------------

     History And Business Activity - College Bound Student Alliance, Inc. and subsidiaries (the "Company") provides products and information services to high school students and assists parents and students with an opportunity to qualify for financial aid. The Company offers assistance in college major selection, college selection, college entrance testing, searches for merit awards and other financial aid. This is the Company's only business segment. The Company markets its products generally through weekend workshops held throughout the United States and through its direct sales force. The Company's principal production facilities are located in the Dallas/Fort Worth metroplex, and it has an office in Orange County, California and is headquartered in Lakewood, Colorado.

     The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries: College Bound
     Student-Athletes, Inc., College Foundation Planners, Inc. and The College Partnership, Inc. All inter-company balances and transactions have been eliminated in consolidation.

     Fiscal Year End - The Company has a July 31 year end. Fiscal 2002 as used herein refers to the year ended July 31, 2002 and fiscal 2001 refers to the year ended July 31, 2001

     Revenue Recognition - The Company recognizes revenue as the services are performed and the products are delivered. Deferred revenue is recorded for cash received in advance for services or products the Company is obligated to perform or provide. Corporate sponsor contributions, which are not restricted as to use by the sponsor, are recognized as revenue when received in accordance with Statement of Financial Accounting Standards
     (SFAS) No. 116, "Accounting For Contributions Received And Contributions Made."

     Revenue is recognized consistent with Staff Accounting Bulletin No. 101 (SAB 101). Revenue reported was $12,913,354 and $7,351,032 for fiscal 2002 and 2001, respectively. In January 1, 2001, the Company introduced a new customer product to enhance its services and has continued to improve upon this product through fiscal 2001 and 2002. This product contains multiple elements that are distinguishable and are not dependent upon each other. These products currently account for a substantial portion of the Company's revenue. The new customer contracts obligate the Company to deliver a product called The College Action Plan (TM) ("CAP"). Upon delivery of the CAP, the Company recognizes revenue. Up until May 2002, the delivery of the CAP was contingent upon the customer returning a completed detailed questionnaire. Beginning May 2002, we introduced a new CAP that allows us to deliver 75% of our product and services prior to receiving the completed detailed questionnaire. Therefore, 75% of each customer contracts multiple elements are now satisfied within a short period of time after the contract is executed and 75% of the revenue related to each contract is recognized at that time. The remaining 25% of the revenue from those contracts is deferred until the customer returns the questionnaire and we fulfill our final obligation or until we can determine that the contract will become unused.

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001



     Prior to January 1, 2001, the Company entered into the multiple deliverables contracts, which included a service component that was contractually available over the one-year contract period. Revenue, therefore was recognized over the one-year period for these contracts.

     Direct and incremental costs in acquiring contracts are deferred and recognized over the contract period for multiple deliverables contracts and upon delivery of the CAP for the new contracts. Management estimates that approximately 80 percent of the total direct and indirect costs of performing its obligations are incurred within two weeks after the contract is initiated of which 32% are deferred and expensed upon delivery of the product. Accordingly, expenses recognized historically have been disproportionately high as compared to reported revenue.

     Finance income on installment contracts is recognized in income over the contract period.

     Cost of Sales - As a substantial portion of the Company's costs are directly related to its sales and marketing efforts, cost of sales includes selling and marketing costs. The remaining costs are related to direct costs of the Company's products.

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

     Impairment Of Long-Lived Assets And Long-Lived Assets To Be Disposed Of - The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Intangible Assets - Intangible assets are related to the excess purchase price of business acquired under purchase accounting over the net asset values assigned to the other assets and liabilities acquired in the acquisitions (generally referred to as goodwill). In addition, in conjunction with certain business acquisitions, the Comany acquired methodology systems for selling and producing its products as well as related databases used in preparing the CAPs. Licensing rights and in 2001, a covenant not to compete acquired in business combinations are also included in these costs. Intangible assets are amortized on a straight-line basis over 10 years and the licensing rights and covenant not to compete are being amortized on a straight-line basis of five and three years, respectively. The covenant not to compete was written off during the fiscal year ended July 31, 2002 in connection with the settlement discussed below under Note 8. Gain on Settlement. The Company assesses the recoverability of intangible assets by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001

     future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

     Intangible assets at July 31, 2002 consist of:

                                                                       Accumulated
                                                Amount                Amortization                Net
                                              ----------              -----------              ----------

       Excess purchase price                  $1,538,460              $ (292,817)              $1,245,643
       Systems methodology and database        1,336,834                (417,904)                 918,930
       Licensing Rights                          320,223                (266,645)                  53,578
                                              ----------              ----------               ----------
          Total Intangible Assets             $3,195,517              $  977,366               $2,218,151
                                              ==========              ==========               ==========

     Amortization expense was $356,433 and $384,485 in the years ended July 31, 2002 and 2001, respectively.

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

     Net Loss Per Share - The Company computes earnings (loss) per share in accordance with the requirements of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires the disclosure of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options, warrants and their equivalents is calculated using the treasury stock method.

     Net loss attributable to common stockholders - basic and diluted is computed based on the weighted average number of shares of common stock outstanding during the year. Basic loss attributable to common stockholders and loss attributable to common stockholders - assuming dilution, are the same for the years ended July 31, 2002 and 2001, because of the antidilutive effect of stock options and awards when there is a net loss. As of July 31, 2002, the Company has issued 4,281,233 options to purchase shares of its common stock and 2,000,000 shares of common stock held in escrow as collateral for a note payable to stockholder that is considered issued but not outstanding common stock, which could potentially dilute basic earnings per share in the future.

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001


     Stock-Based Compensation - As permitted under the SFAS No. 123, Accounting for Stock-Bassed Compensation, the Company accounts for its stock-based compensation for options issued to employees and directors in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

     Use Of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates. Significant estimates include the estimated future life of intangibles, and the allowance for doubtful accounts. In addition, there are significant estimates used in determining the gain from unused contracts and specifically, we estimate that the likelihood of customers requesting our CAP after the first semester of their senior year to be extremely remote.

     Reclassifications - Certain financial statement reclassifications have been made of 2001 amounts to conform to the 2002 presentation. Such reclassification had no effect on net loss.

     Recent Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The adoption of SFAS 141 in the first quarter of fiscal 2003, is not expected to have a material effect on the Company's financial position or its results of operations. SFAS 142, when implemented, will result in lower annual amortization expense of approximately $134,000 to the Company. During fiscal 2002, the Company intends to have its goodwill valued, the results of which are not currently expected to result in an impairment.

     In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets,

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001


     including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than August 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. The adoption of this statement is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

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

     In April 2002, the FASB approved for issuance SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections". SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. The Company has adopted early the provisions of SFAS 145 in connection with the gain recognized on the restructuring of certain debt. (See Note 8)

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001


2. LIQUIDITY:
   ----------

     During fiscal 2002, the Company incurred a loss of $398,431 compared to a loss of $4,010,901 in fiscal 2001. The substantial losses incurred in fiscal 2001 and into the first two quarters of fiscal 2002 can be attributed to revamping and improving product lines and its marketing organization; consolidating the operations of its acquired companies; and investing in expansion of its operations and infrastructure. These activities consumed considerable focus and resulted in significant losses. During fiscal 2002, while losses continued into the first two quarters, the Company reported profits in the last two quarters of fiscal 2002. Even though gains on unused contracts and settlement of debt contributed to the profits in the third and fourth quarters, management believes a substantial turnaround in the Company's operations was experienced in the later half of fiscal 2002. The Company expects to continue to fund its operations through profits and additional financing of its on and off balance sheet contracts.

     The Company is seeking alternative senior debt, subordinated debt and/or equity financing. While there is no guarantee the Company will be successful in attracting such investment, management believes the majority of reorganization costs are behind it, the Company has now achieved profitable operation, sales are improving and the fundamentals of its business are strong, which management believes all present an attractive investment vehicle with growth potential. Management believes the terms and conditions of alternative financing on senior debt to be better than the existing credit facility; however, terms may not be as beneficial to the Company on the subordinated debt or equity securities as might otherwise be expected in normal circumstances because of past losses.

     In February 2002, the Company completed financial obligation restructuring negotiations with a stockholder and lessor that hold approximately $1,950,000 in notes payable from the Company and a lease for its operating system. The terms of the restructuring are contingent upon the Company obtaining financing.

     Under terms of the restructuring, the note holder agreed to accept $1,250,000 in full settlement of the notes and to return 2 million shares of the Company's common stock held by the note holder. In addition, the lessor has agreed to accept $500,000 in full payment for the lease of the Company's operating system that previously required payments totaling approximately $1.5 million in lease and buy out payments over the lease's term through July 29, 2004.

     The note holder and lessor also agreed to reduce the Company's aggregate payments under the note and lease obligations from approximately $85,000 per month, to $22,000 per month, through November 1, 2002. In October 2002, the term of the restructuring was extended through April 30, 2003 in exchange for the Company paying a monthly $25,000 fee through the earlier of closing of the restructuring or April 30, 2003 to the note holder. If the financing cannot be obtained, the noteholder has agreed to revise the operating system lease to $10 per CAP delivered with such payments being applied to a $1,500,000 purchase price on the operating system. In addition, the annual interest rates on the other outstanding notes will be reduced to 4%.

     Also during fiscal 2002, the Company resolved an arbitration claim and restructured notes related to a prior acquisition. With the arbitration and restructuring behind the Company, along with improved operating results, management believes its liquidity will improve in fiscal 2003.

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001



3. CONTRACT RECEIVABLES:
   --------------------

     The Company enters into contracts with its customer prior to delivery of its product. The customer makes an initial deposit at time of the contract and usually makes additional payments prior to the delivery of the Company's product. Such payments are recognized as deferred revenue.

     Up until May 2002, the delivery of the Company's final product was dependent on the customer delivering to the Company certain information. This information was historically provided within 90 to 120 days of the customer initiating the contract. From this information the Company prepared and delivered a personalized CAP of the student. At that time revenue was recognized and the receivable was recorded. During fiscal 2002, the Company introduced a new CAP product that is sent to the customer within two to six weeks of the contract execution. Management estimates that approximately 75% of the product value is delivered with the new CAP. Therefore, when a new CAP is mailed, 75% of the contract revenue is recognized as revenue with the remaining 25% being reported as deferred revenue. Upon receipt of the CAP questionnaire that will be shortly followed by the final element of our new contract, the remaining 25% of the contract price is recognized as revenue. As of July 31, 2002, approximately $1,000,000 (net of an estimated allowance) of contracts have been signed, but the CAP has not yet been delivered to the student. Therefore, the related receivable has not been recorded nor any revenue recognized on these contracts.

     The Company has also recognized revenue on a straight-line basis over the one-year term of the contract for contracts written between August 1, 2000 and December 31, 2000. Revenue on these contracts was fully recognized at July 31, 2001.

     The Company estimates an allowance on unfulfilled contracts with the expectation that a percentage of contracts will not be completed, as well as other collection risks. The Company experiences a substantially higher loss rate in the early life of a contract than after the CAP has been delivered and/or the contract matures and several monthly payments have been received.


     Gain on Unused Contracts: A gain on unused contracts is recognized at the end of the customers' expected contract term that we have determined to be during the second semester of the student's senior year of high school, at which point we consider it remote that we will have any further obligation, unless the contract was entered into within six months of the students senior year. If a customer's unused contract contains multiple family members, a proportionate amount of gain is recognized for each family member beginning in each student's second semester of their senior year.

     This gain represents deferred revenues of $849,665 less related deferred expenses of $321,273. The gains resulting from these activities are recurring in nature and indigenous to the Company's business activities. Such gains, or profits, are either reflected in operating income (as revenue, less cost of sales) if the customer is shipped the product and the contract is fulfilled, or it is reflected as a gain on unused contracts if the customer doesn't provide us with personalized data required to complete delivery of the product. In either case the Company is contractually entitled to the revenues. It is expected that future gains from unused contracts will be lower (and substantially offset by a corresponding increase in operating income) since (1) a recently introduced simplified personalized data questionnaire has resulted in improved returns and (2) a major portion of the CAP will be shipped even if the personalized data questionnaire is not returned by the customer. There may also be additional recurring gains (or operating income) in the future due to anticipated increases in volume of contract signings.

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001



4. BUSINESS COMBINATIONS:
   ---------------------

     Acquisition Of College Resource Management, Inc. - On July 31, 2000, the Company acquired all of the issued and outstanding common stock of College Resource Management, Inc. (CRM). CRM's name was changed to The College Partnership, Inc. ("TCP") in fiscal 2001. The purchase price totaled $2,311,016 that is comprised of a $2 million promissory note payable to the seller over 10 years, 2,000,000 restricted shares of the Company's common stock with a fair value of $504,000 and acquisition costs of $118,458. The promissory note payable to seller has a stated interest rate of 7.5% that has been discounted at 11.5% for purposes of calculating the purchase price. This rate reflects effective interest rates management believes were available to the Company for debt obligations with similar terms and features. The present value of amounts to be paid under the note totaled $1,688,558. The common stock of the Company valued at $504,000 at the date of acquisition reflects the fair value of the stock.

     The acquisition has been accounted for by the purchase method and the excess of cost over the fair value of acquired net tangible assets of $1,145,588 was recognized as intangible assets and is being amortized on a straight-line basis over 10 years. The results of operations of TCP have been included in the Company's consolidated financial statements.

     Acquisition Of College Foundation Planners, Inc. - On May 5, 2000, the Company acquired College Foundation Planners, Inc. (CFPI) for $434,414 consisting of 500,000 restricted shares of the Company's common stock with a fair value of $148,500, $241,541 in promissory notes payable to the seller and $44,373 in direct acquisition costs.

     The acquisition has been accounted for by the purchase method and the results of operations of CFPI have been included in the Company's consolidated financial statements from May 1, 2000. The purchase price was allocated to the fair value of identifiable assets and liabilities as of April 30, 2000. In connection with the purchase, the Company recorded an intangible asset for systems methodology and database of $470,972 that is being amortized on a straight-line basis over ten years. The Company has entered into an agreement to restructure the debt associated with this acquisition as discussed in Note 7.

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001


     Acquisition Of College Bound Student-Athletes, Inc. - On April 15, 1999, the Company acquired all of the issued and outstanding common stock of College Bound Student-Athletes, Inc. (CBS Athletes), for $945,901. During 2000, the Company issued 22,500 shares of common stock valued at $8,028 as additional purchase price consideration. The purchase price is comprised of a $600,000 note payable to the seller, a $176,000 covenant not to compete, 522,500 shares of the Company's common stock valued at $198,934, options to purchase 500,000 shares of the Company's common stock at $0.50 per share valued at $61,531 and $10,000 in direct acquisition costs. The note payable to seller and covenant not to compete were non-interest bearing, which the Company discounted at 8% for purposes of calculating the purchase price. The present value of amounts to be paid under the note and covenant not to compete totaled $675,436. Additional payments of up to $1.1 million and options to purchase 500,000 shares of the Company's common stock could be made upon CBS Athletes achieving certain performance thresholds. The Company believed the performance thresholds were not met, although the former owner disputed one of the thresholds. The matter was settled in July 2002 as described under Note 8. Gain on Settlement,

     The acquisition has been accounted for by the purchase method. The purchase price was allocated to the fair value of identifiable assets and liabilities. In connection with the purchase, the Company recorded three intangible assets: a covenant not to compete valued at $147,485 which was being amortized over the covenant period of three years on a straight-line basis; software of $73,300 which is being amortized on a straight-line basis over five years; and systems methodology and database of $1,057,108 which is being amortized on a straight-line basis over ten years. The covenant not to compete was written off in July 2002 in connection with the settlement.

5. FINANCING OF RECEIVABLES:
   ------------------------

     In July 2001 and February 2002, the Company entered into arrangements with two finance companies to finance a portion of its customer account receivables on the balance sheet and "off-balance sheet" contracts receivable which are pledged as collateral. At July 31, 2002, a principal balance of $1,941,396 is due to be repaid from the proceeds of the related customer accounts held by the finance company totaling approximately $3,420,078 in contracts (including "off-balance sheet" contracts). The finance company also holds a $319,955 reserve as additional collateral (reflected as a note receivable). The cost of this financing, considering all related factors is estimated around 20-25%. The Company is continuing to explore options to reduce these costs.

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001


6. PROPERTY AND EQUIPMENT:
   ----------------------

     Property and equipment at July 31, 2002 and 2001, consisted of the following:



                                                                                                   Estimated
                                                                2002             2001           Useful Lives
                                                            ------------      -----------     ----------------

             Furniture and equipment                        $   495,453       $  436,990          5-7 years
             Computer software                                  231,103          152,108            5 years
                                                            -----------       ----------
                                                                726,556          589,098
                   Less accumulated depreciation
                     and amortization                          (362,639)        (199,964)
                                                            -----------       ----------

                   Property and equipment, net              $   363,917       $  389,134
                                                            ===========       ==========


     Depreciation for the years ended July 31, 2002 and 2001 was $162,675 and $144,011, respectively.

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001


7. LONG-TERM OBLIGATION:
   --------------------

     Third party obligations                                    July 31, 2002

     Note payable to stockholder for acquisition TCP (a)        $  1,584,521

     Unsecured notes payable to stockholder assumed in
        connection with the acquisition of TCP, with an
        effective interest rate of 12.5% due in monthly
        installments through April 2003 (b)                           74,990

     Note payable for settlement with former owner of CBSA-
        Athletics: due in monthly installments through
        February 2006 (c)                                            470,569

     Other notes payable with interest rates ranging from
        8% to 11.5%                                                   54,874

     Other obligations with interest rates ranging from
        11% to 12%, collateralized by related underlying
        assets                                                        43,063
                                                                ------------

     Total debt to third parties                                   2,228,017

     Less: current maturities of long-term debt to
        third parties                                               (583,919)
                                                                ------------

     Long-term debt, less current maturities                    $  1,644,098
                                                                ============

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001


     Related party obligations:                                  July 31, 2002
                                                                 -------------

     Notes payable to Chartwell International (Chartwell),
        (See Note 9) with interest at 10% payable monthly,
        principal and interest payable monthly commencing
        August 1, 2003, or upon receipt of long-term
        financing, as defined in the agreements                   $   113,692

     Note payable to Chartwell, non-interest bearing, payable
        $2,500 monthly                                                 63,634

     Note payable to stockholders with interest at 14%,
        compounded monthly, interest payable quarterly,
        due November 1, 2002.                                          67,500

     Notes payable to stockholder for acquisition of CFPI(d)          232,077

     Notes payable to officers, 10% interest only payments
        for the first year, principal and interest beginning
        July 30, 2003, due July 29, 2006                               75,000

     Deferred compensation due officers                               155,418
                                                                   ----------
     Total debt to related parties                                    707,321

     Less: Current maturities of long-term debt to related
        parties                                                      (291,459)
                                                                   ----------

          Long-term debt to related parties, less current
            maturities                                             $  415,862
                                                                   ==========



     (a) $2,000,000 note payable with a stated interest rate of 7.5% that the Company discounted at 11.5% for purposes of calculating the purchase price. The 11.5% rate reflects effective interest rates management believes are available to the Company for debt obligations with similar terms and features. The amount to be paid under the note was $1,799,054 at July 31, 2002, which is offset by a discount of $214,533. The note is payable in 120 equal monthly installments of principal and interest of $23,740, and matures July 31, 2010. If the Company obtains additional long-term financing as defined in the agreement, 50% of the net proceeds of such financing must be used to prepay the principal of this note. This note is collateralized by 2,000,000 shares of the Company's common stock currently held in escrow by a third party. Effective February 2002, the Company completed a financial obligation restructuring with the note holder which allowed the Company to make interest only payments from February to November 2002, which has been extended to April 30, 2003. See Note 2 for a full discussion of the terms of the restructuring. Principal payments on this note during the fiscal year ended July 31, 2002 totaled $42,784.

     (b) Stated interest rates ranged from 5.75% to 6.0% which were discounted at 12.5% at the purchase date to reflect fair value of amounts to be paid under the notes. The total outstanding amount at July 31, 2002 was $77,959 which is offset by a discount of $2,969.

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001


     (c) These notes were issued in connection with the settlement of a dispute with the former owner of CBS-Athletes. The outstanding amount includes all future interest payments at 6% and $165,000 that was paid in August 2002. See Note 8. Gain on Settlement to the Financial Statements.

     (d) Notes payable with interest rates ranging from 7.5% to 12.9% principal and interest payments ranging from $228 to $1,401 per month, due May 2003. The amount to be paid under these notes approximate the carrying value of these notes at July 31. If the Company obtains additional long-term financing, principal payments on this debt could be accelerated based on the terms of the agreement. Principal payments on these notes during the fiscal year ended July 31, 2002 totaled $4,497.

The aggregate maturities of long-term debt (net of discounted interest) for each year subsequent to July 31, 2002, assuming the Company does not obtain additional financing which causes acceleration of the payment of debt, follow:



               July 31:              Third Parties         Related Parties              TOTAL
              -----------          ----------------        ---------------           -------------
              2003                 $        583,923        $       291,459           $     875,382
              2004                          241,471                 62,162                 303,633
              2005                          248,918                 66,772                 315,690
              2006                          226,702                 72,682                 299,384
              2007                          190,393                  3,695                 194,088
              Thereafter                    736,610                210,551                 947,161
                                   ----------------        ---------------           -------------
              TOTAL                $      2,228,017        $       707,321           $   2,935,338
                                   ================        ===============           =============


8. GAIN ON SETTLEMENT OF DEBT:
   --------------------------

     In July 31, 2002, the Company reached a settlement with the former owner of College Bound Student Athletes regarding ongoing disputes relating to the original purchase price. As a result of the terms of the settlement, the Company reported a net gain on the transaction. Debt and common stock of the company totaling $974,312 was replaced with new debt of $470,569 resulting in a gross gain on the transaction of $503,743. In addition, the Company wrote off a covenant not to compete with the former owner valued at $52,004, offset the gain with legal and other expenses incurred during fiscal 2002 related to the settlement totaling $263,041 and issued common stock to certain shareholders valued at $42,000 for $75,000 in loans to the Company in order to make the initial payment to the former owner of $165,000. These additional offsets resulted in a net gain on the settlement of $188,698.

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001


9. RELATED PARTY TRANSACTIONS:
   --------------------------

     The Company has acquired licensing rights through an agreement with National College Recruiting Association, Inc. (NCRA), which is a wholly owned subsidiary of Chartwell. Chartwell has a common officer and two common directors and is a significant shareholder of the Company. The license provides the Company with exclusive use, rights and interest in all of the assets, including brand and trade names and databases, constituting the business of NCRA, along with the rights to sell new and service existing franchises of NCRA and to publish the Blue Chip Illustrated magazine. Blue Chip Illustrated highlights the leading high school athletes in the country. College coaches and fans are typical subscribers to Blue Chip Illustrated. NCRA owns the rights to a program that promotes high school athletes, in the pursuit of scholarships, to colleges. The term of the licensing rights agreement is five years, which is renewable for an unspecified number of five-year terms. The fee for the NCRA license includes a payment of $310,000 to NCRA, plus 2.5% of gross revenue from licensed operations. The Company paid $75,000 in 2000, negotiated a note payable of $25,000 in 2000 and paid $210,000 in 1999, which amounts are included in licensing rights, net of accumulated amortization. Effective August 1, 2000, NCRA and the Company modified the licensing agreement whereby royalties to be paid under the agreement amount to 1.5% of the first $10 million of revenues and 1% of revenues over $10 million, subject to minimum annual royalties of $150,000. Total royalty expense was $179,134 and $150,000 in 2002 and 2001, respectively.

     During fiscal year 2002, the Company paid $7,167 for services from a company in which our Chief Executive Officer and a director are investors. Additional services of $33,828 were purchased subsequent to fiscal year 2002.

     Also see Note 7 and Note 8.

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001


10. INCOME TAXES:
    ------------

     Current and deferred income tax was zero for the years ended July 31, 2002 and 2001, as the Company recorded a full valuation allowance on deferred tax assets.

     In the allocation of the purchase price of CRM, net deferred income tax liabilities of approximately 406,000 were created which have been offset by the use of the Company's existing net operating loss carry forwards. As a result no deferred taxes have been recorded and the Company's valuation allowance increased by approximately $500,000 in fiscal 2002.

     Income tax benefit differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax loss as a result of the following:


                                                         2002            2001
                                                    -----------     -----------

     Computed "expected" tax benefit                $   463,000     $ 1,364,000
     Increase (reduction in income taxes
     resulting from:
       Permanent differences                            (10,000)         (5,000)
       State income taxes, net of federal
          income tax benefit                             47,000         140,000
       Increase in valuation allowance                 (500,000)     (1,499,000)
                                                     ----------     -----------
            Net Tax Benefit (expense)               $      --       $      --
                                                    ===========     ===========

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001



     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 2002 and 2001, are presented below:


                                                                2002            2001
                                                            ------------     ----------

     Deferred tax assets:

        Allowance for doubtful account receivable           $    220,000     $   67,000
        Deferred compensation                                     54,000         30,000
        Accrued vacation                                           1,000          7,000
        Deferred revenue                                       1,117,000           --
        Net operating loss carry forwards                      1,518,000      1,989,000
                                                            ------------     ----------
          Total deferred tax assets                            2,910,000      2,093,000

     Deferred tax liabilities:
        Deferred contract expenses                              (314,000)          --
        Property and equipment acquired from CRM                 (36,000)       (30,000)
                                                            ------------     ----------

          Total deferred tax liabilities                        (350,000)       (30,000)
                                                            ------------     ----------

          Total net deferred tax assets                        2,560,000      2,063,000
                                                            ------------     ----------

     Less valuation allowance                                 (2,560,000)    (2,063,000)
                                                            ------------     ----------
     Net deferred taxes                                     $      --        $    --
                                                            ============     ==========


     The increase in the valuation allowance was approximately $500,000 and $1,499,000 for the years ended July 31, 2002 and 2001, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $6,300,000 prior to the expiration of the net operating loss carry-forwards in 2002. During fiscal 2002 the Company completed its prior years' tax return. This resulted in a revision of its net operating loss carryforwards.

11. STOCKHOLDERS' EQUITY (DEFICIT):
     ------------------------------

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

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001


     During fiscal 2002, the Company issued 2,036,000 shares of common stock to officers and directors for compensation of $221,448, of which $84,933 was related to the prior year.

     During fiscal 2002, the Company issued 584,665 shares of common stock to third parties for services valued at $83,305.

     During fiscal 2002, the Company issued 350,000 shares of common stock valued at $42,000 to officers for interest on loans of $75,000 loaned to the Company in connection with the settlement. See Note 8. Gain on Settlement.


     During fiscal 2002, also in connection with the settlement, the Company received 852,000 shares of its common stock valued at $102,240 previously held by the former owner.

     During fiscal 2002, the Company received 750,100 shares of its common stock valued at $49,464 previously held by third parties in connection with the repurchase of Company franchises.

12. STOCK OPTIONS:
    -------------

     The Company applies APB Opinion No. 25 in accounting for its stock options issued to employees and directors for services in the normal course, whereby compensation expense is recognized when the trading price of the stock on the date of grant is greater than the exercise price of the option granted.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have increased to the pro forma amounts indicated below:

                                                    2002               2001
                                                  ------------    -------------

        Net loss as reported                      $   (398,431)   $  (4,010,901)
                                                  ============    =============
        Net loss                                  $   (504,091)   $  (4,093,128)
                                                  ============    =============
        Net loss per share - basic and diluted    $       (.02)   $        (.17)
                                                  =============   =============


     The above pro forma disclosures are not necessarily representative of the effect on the reported net loss for future periods because options vest over several years and additional awards are generally made each year. The per share weighted average fair value of stock options granted during 2002 and 2001 was $.50 and $.61, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2002: no expected dividend yield, risk free interest rates ranging from 2.9% to 5.0%, volatility ranging from 124% to 141% and expected option lives ranging from 3 to 8 years; and the following assumptions for 2001: no

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001

     expected dividend yield, risk free interest rate ranging from 2.9% to 5.1%, volatility ranging from 95% to 100%, and expected option lives ranging from 3 to 8 years.

     At the annual shareholders meeting the shareholders approved a 2002 Incentive Plan (2002 Plan). The purpose of the 2002 Plan is to enable the Company to attract officers and other key employees and consultants and to provide them with appropriate incentives and rewards for superior performance. The number of shares of Common stock that may be issued or transferred, plus the amount of shares of Common stock covered by outstanding awards granted under the 2002 Plan, shall not in the aggregate exceed 3,000,000.

     The 2002 Plan authorizes the granting of options to purchase shares of Common stock, stock appreciation rights ("SARs"), limited subscription rights ("LSARs"), phantom stock, restricted shares, stock bonuses and cash bonuses. The terms applicable to these various types of awards, including those terms that may be established by the Board of Directors when making or administering particular awards, are set forth in detail in the 2002 Plan.

     The Board of Directors may specify the conditions, including as and to the extent determined by the Board of Directors, the period or periods of continuous employment of the optionee by the Company or any subsidiary that are necessary before the Options will become exercisable. The 2002 Plan also provides that in the event of a change in control of the Company or other similar transactions or event, each Option granted under the 2002 Plan shall become fully and immediately exercisable.


     Stock option activity was as follows:



                                                                    Number of               Range of
                                                                     Shares              Exercise Prices
                                                               ---------------         ------------------
         Balance at July 31, 2000                                    3,423,733
                                                                                               .27 - 1.00
               Granted                                               1,037,500                 .50 - 1.00
               Canceled                                               (100,000)                      1.00
                                                               ---------------         ------------------
         Balance at July 31, 2001                                    4,361,233                 .27 - 1.00
               Granted                                               1,615,000                        .50
               Canceled                                             (1,695,000)                .50 - 1.00
                                                                                       ------------------
         Balance as July 31, 2002                                    4,281,233                 .27 - 1.00
                                                               ===============
         Number of options exercisable at July 31, 2002              2,586,233
                                                               ===============

     Canceled options are a result of employee terminations or forfeitures.

                                                                      Weighted Average
                                                                          Remaining
               Exercise Price                                         Contractual Life       Number Exercisable
                   2002                 Number Outstanding               (Years)              July 31, 2002
        ---------------------------  -----------------------        --------------------    ------------------

        $           0.27                           400,000                   2.65                      400,000
                    0.50                         3,081,233                   3.36                    1,586,233
                    1.00                           800,000                   3.00                      600,000
                                       -------------------                                   -----------------

                                                 4,281,233                                           2,586,233
                                       ===================                                   =================

              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001

13. FAIR VALUE OF FINANCIAL INSTRUMENTS:
    -----------------------------------

     The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amount of cash, amounts due from customer contracts acquired, accounts receivable, notes payable, accounts payable, accrued liabilities and notes payable and due to related parties approximate fair value because of the short maturity or duration of these instruments. The carrying amount of long-term debt approximates fair value as the interest rates are considered market rates. For long-term debt that is not interest bearing, the discount used for financial reporting purposes is the incremental borrowing rate and, accordingly, discounted value approximates fair value.

14. LEASES:
    ------

     The Company has non-cancelable operating leases for its offices, certain equipment and software that expire over the next five years.

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of July 31, 2002, are:

                                                               Operating Leases
                                                               ----------------
            Year ending July 31:
                  2003                                         $        459,592
                  2004                                                  455,589
                  2005                                                  386,242
                                                               ----------------

                       Total minimum lease payments            $      1,301,423
                                                               ================


     Total rent expense associated with operating leases was $689,000 and $919,000 for the years ended July 31, 2002 and 2001, respectively. Also see
     Note 2 regarding future lease payments on the Company's operating system to process the CAPs.

15. LEGAL PROCEEDINGS:
    -----------------

     The Company is involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     The Company may be subject to future investigations by State Attorney Offices and the Federal Trade Commission if consumers file complaints. At this time we are aware of no such investigations or material complaints that would lead to an investigation. The Company thoroughly monitors any complaints that might lead to an investigation to minimize the risk on such matters.

     In July 2002, the Company reached a settlement in a lawsuit it had filed against the former stockholder of College Bound Student-Athletes, Inc. for misrepresentations made in the acquisition of that Company. The settlement released the Company from notes payable and interest totaling $882,072 and returned 852,000 shares of the Company's common stock held by the former shareholder. The settlement also released any claims against the Company by the former owner. In return, the Company released the former stockholder from its claims, a non-compete agreement, made a payment of $165,000, plus provided an unsecured note payable for $275,000 with an annual interest rate of 6% to be paid over 42 months. See Note 8. for a description of gain on the settlement.