Form 10QSB
period 2002-10-31
COLLEGE BOUND STUDENT ALLIANCE INC
filed 2002-12-23
CIK 1103137

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2002

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

                               Yes /X/     No / /

As of December 13, 2002, the Registrant had 26,484,633 shares of common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes / /   No /X/

                                      INDEX

                                                                            Page
                                                                          Number
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets as
                    of October 31, 2002 and July 31, 2002......................3

                  Condensed Consolidated Statements of Operations,
                    Three-Month Periods Ended October 31, 2002 and 2001........4

                  Condensed Consolidated Statements of Cash Flows,
                    Three-Month Periods Ended October 31, 2002 and 2001......5-6

                  Notes to Condensed Consolidated Financial Statements......7-10

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..........11-16

Part II. Other Information

         Item 1.  Legal Proceedings...........................................17

         Item 2.  Changes in Securities.......................................17

         Item 3.  Defaults Upon Senior Securities.............................17

         Item 4.  Submission of Matters to a Vote of Security Holders.........17

         Item 5.  Other Information...........................................17

         Item 6.  Exhibits and Reports on Form 8-K............................17

         Item 7.  Internal and disclosure controls............................17


ITEM I. FINANCIAL STATEMENTS

                           COLLEGE BOUND STUDENT ALLIANCE, INC AND SUBSIDIARIES

                                        CONSOLIDATED BALANCE SHEETS

                                                  ASSETS
                                                                               October 31,      July 31,
                                                                                  2002            2002
                                                                              ------------    ------------
CURRENT ASSETS
  Cash                                                                        $    387,851    $    662,457
  Accounts receivable, net of allowance for doubtful accounts
    of $511,272 and $593,069 October 31 and July 31, 2002, respectively          2,855,489       2,767,273
  Note receivable from financing                                                   305,634         319,955
  Inventory                                                                        146,545          95,476
  Deferred customer contract expenses                                              744,292         836,851
  Other current assets                                                             131,737          38,746
                                                                              ------------    ------------
          Total Current Assets                                                   4,571,548       4,720,758

Property and equipment, net of accumulated depreciation                            335,586         363,917
Intangible and other assets, net of accumulated amortization
  of $1,018,876 and $977,366 October 31 and July 31, 2002, respectively          2,179,511       2,218,151
Other assets                                                                        20,660          29,934
                                                                              ------------    ------------
          Total Assets                                                        $  7,107,305    $  7,332,760
                                                                              ============    ============

                              LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable- Finance Companies                                            $  1,692,613    $  1,941,396
  Current maturities on long-term obligations                                      417,938         583,919
  Current maturities of long-term obligations - related parties                    340,207         291,459
  Accounts payable                                                               1,446,161       1,517,345
  Accrued liabilities                                                              817,264         784,221
  Deferred revenue                                                               3,495,203       3,011,301
                                                                              ------------    ------------
          Total Current Liabilities                                              8,209,386       8,129,641

LONG-TERM LIABILITIES
  Deferred rent                                                                    458,987         482,987
  Long-term obligations, less current mauturities                                1,597,623       1,644,098
  Long-term obligations to related parties, less current maturities                400,896         415,862
                                                                              ------------    ------------
        Total Long- Term Liabilities                                             2,457,506       2,542,947
                                                                              ------------    ------------
          Total Liabilities                                                     10,666,892      10,672,588

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value, 10,000,000 shares authorized
    none issued or outstanding                                                        --              --
  Common stock, $.001 par value, 40,000,000 shares authorized: 28,471,629 issued and 26,471,629 shares issued and outstanding at October31, 2002, and 28,575,794 shares issued and 26,575,794 issued and outstanding at
    July 31, 2002                                                                   26,472          26,576
  Additional paid-in capital                                                     3,935,585       3,950,530
  Accumulated deficit                                                           (7,521,644)     (7,316,934)
                                                                              ------------    ------------
          Total stockholders' deficit                                           (3,559,587)     (3,339,828)
                                                                              ------------    ------------
          Total liabilities and stockholders' deficit                         $  7,107,305    $  7,332,760
                                                                              ============    ============

                       See accompanying notes to consolidated financial statements.


              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       FOR THE QUARTERS ENDED OCTOBER 31,

                                                       2002             2001
                                                   ------------    ------------

Revenue:
  Student services                                 $  3,652,503    $  2,381,888
  Financing revenue                                     157,543         172,521
                                                   ------------    ------------
                                                      3,810,046       2,554,409

Cost of sales                                         2,615,315       1,922,635
                                                   ------------    ------------
      Gross profit                                    1,194,731         631,774

General and administrative expenses                     934,048       1,027,113
Depreciation and amortization                            73,534         121,112
Bad debt expense                                        248,140          76,060
                                                   ------------    ------------
      Income (Loss) from operations                     (60,991)       (592,511)

Gain on unused contracts                                 16,969            --
Interest and financing expenses                        (160,688)       (207,055)
                                                   ------------    ------------
      Net income (loss)                            $   (204,710)   $   (799,566)
                                                   ============    ============


Net income (loss) per share attributable to
common stockholders - basic                        $      (0.01)   $      (0.03)
                                                   ============    ============

Weighted average number of common shares
outstanding basic                                    26,639,582      24,551,001
                                                   ============    ============



          See accompanying notes to consolidated financial statements.


                         COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  FOR THE QUARTERS ENDED OCTOBER 31,


                                                                                   2002         2001
                                                                                ---------    ---------
Cash flows from operating activities:
  Net income (loss)                                                             $(204,710)   $(799,566)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Provision for doubtful accounts                                               248,140       76,060
    Depreciation and amortization                                                  73,534      121,112
    Issuance of common stock for director and employee compensation                 3,000        5,000
    Issuance of common stock for purchase of franchise                               --          3,600
    Issuance of common stock for services to third parties                          4,901        3,680
    Deferred compensation and royalties to related parties                         55,050       41,200
    Gain on unused contracts                                                      (16,969)        --
    Deferred license fees, net                                                    (24,000)      41,668
    Non-cash stock cancellations                                                  (22,950)     (53,064)
  Changes in operating assets and liabilities:
    Accounts receivable                                                          (336,356)    (606,560)
    Inventory                                                                     (51,069)     (46,340)
    Deferred customer contract expense                                             92,559     (272,089)
    Accounts payable                                                              (71,184)     177,928
    Accrued liabilities                                                            33,043       39,808
    Deferred revenue                                                              500,871      847,019
    Deferred license fees, net                                                       --           --
    Other                                                                         (71,780)     (39,996)
                                                                                ---------    ---------

        Net cash provided by (used in) operating activities                       212,080     (460,540)
                                                                                ---------    ---------

Cash flows from investing activities:
    Purchase of property and equipment                                             (6,563)     (33,256)
                                                                                ---------    ---------

Net cash used in investing activities                                              (6,563)     (33,256)
                                                                                ---------    ---------

                                              (continued)


                     See accompanying notes to consolidated financial statements.


                COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE QUARTERS ENDED OCTOBER 31,

                                                              2002           2001
                                                          -----------    -----------
Cash flows from financing activities:
    Proceeds from financing of contracts                      865,584      1,345,474
    Payments on financial contracts                        (1,114,367)      (706,568)
    Amounts due from financial contract                        14,321       (195,857)
    Payments on long term obligations                        (224,393)       (61,394)
    Payments on long term obligations - related parties       (21,268)       (15,573)
                                                          -----------    -----------

Net cash provided by financing activities                    (480,123)       366,082
                                                          -----------    -----------

Net increase (decrease) in cash                              (274,606)      (127,714)

Cash at the beginning of the period                           662,457        453,337
                                                          -----------    -----------

Cash at the end of the period                             $   387,851    $   325,623
                                                          ===========    ===========


Supplemental disclosure of cash flow information-

Cash paid during the quarter for interest                 $    60,705    $   130,588
                                                          ===========    ===========




            See accompanying notes to consolidated financial statements.

                                          6

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          October 31, 2002 (Unaudited)


(1)  Description of Business

     College Bound Student Alliance, Inc. and subsidiaries (the "Company") provides products and services to high school students, and their parents, who are interested in entering college. This is the Company's only business segment. The Company offers assistance to its customers in career planning, college field of study selection, college selection, college entrance testing, searches for merit awards and financial aid. The Company markets its products through weekend workshops held throughout the United States and through a direct sales force. The majority of its products and services are sold as a bundled package entitled the "College Action Plan" (CAP). Customers, typically the parents of high school students, purchase the CAP either by making a check or credit card payment or by installment note. Delivery of products and services takes the form of printed materials, videocassettes, and test preparation, college major and career assessment software and databases accessed through CD-ROM or the Internet. The Company's principal production facilities are located in the Dallas/Fort Worth metroplex, and it has an office in Orange County, California and is headquartered in Lakewood, Colorado.

     The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries: College Bound Student Alliance, Inc., College Foundation Planners, Inc., and The College Partnership, Inc. All inter-company balances and transactions have been eliminated in consolidation.


(2)  Basis of Preparation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 2002.

     In the Company's opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at October 31, 2002 and July 31,2002, and the results of operations and cash flows for each of the three-month periods ended October 31, 2002 and 2001.

     The operating results for the three-month period ended October 31, 2002 may not be indicative of the results that may be expected for the year ending July 31, 2003. Certain reclassifications have been made to the October 31, 2001 financial information to be consistent with the quarter ended October 31, 2002. Such reclassifications had no effect on net loss for the quarter ended October 31, 2001.

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          October 31, 2002 (Unaudited)


Recent Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are:
1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. As of August 1, 2002 the Company adopted SFAS No. 141 and 142.The adoption of SFAS 141 is not expected to have a material effect on the Company's financial position or its results of operations. SFAS 142 will result in lower annual amortization expense of approximately $134,000 to the Company or $33,500 for the quarter ended October 31, 2002. Had the Company adopted SFAS No. 142 in fiscal 2002, pro-forma amortization expense for the quarter ended October 31, 2001 would have been reduced by $33,500, net loss reduced from $799,561 to $766,066, and pro-forma loss per share would have remained the same at $.03. During fiscal 2002, the Company intends to have its goodwill appraised, the results of which are not currently expected to result in an impairment.

     In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets. The adoption of this statement is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

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

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          October 31, 2002 (Unaudited)


(3)  Liquidity

     The Company incurred a loss of approximately $205,000 for the quarter ended October 31, 2002. For the prior two quarters, the Company had profitable operations. The loss in the first quarter of fiscal 2003 was partially due to a change in product delivery policies and increased direct mailing which will benefit future periods.

     The Company is seeking alternative senior debt, subordinated debt and/or equity financing. While there is no guarantee the Company will be successful in attracting such investment, management believes the majority of reorganization costs are behind it, the Company is improving its operating results, sales are improving and the fundamentals of its business are strong, which management believes all present an attractive investment vehicle with growth potential. Management believes the terms and conditions of alternative financing on senior debt to be better than the existing credit facility.

     In February 2002, the Company completed financial obligation restructuring negotiations with a stockholder and lessor that hold approximately $1,600,000 in presently outstanding notes payable from the Company and a lease for its operating system. The terms of the restructuring are contingent upon the Company obtaining financing.

     Under terms of the restructuring, the note holder agreed to accept $1,250,000 in full settlement of the notes and to return 2 million shares of the Company's common stock held by the note holder. In addition, the lessor has agreed to accept $500,000 in full payment for the lease of the Company's operating system that previously required payments totaling approximately $1.5 million in lease and buy out payments over the lease's term through July 29, 2004. This will also allow the Company to eliminate approximately $500,000 in accrued operating rent expense for the operating system.

     The note holder and lessor also agreed to reduce the Company's aggregate payments under the note and obligations from approximately $85,000 per month, to $22,000 per month, through November 1, 2002. In October 2002, the term of the restructuring was extended for an additional six months in exchange for the Company paying a monthly $25,000 fee to the note holder. If the financing cannot be obtained, the noteholder has agreed to revise the operating system lease to $10 per CAP delivered with such payments being applied to a $1,500,000 purchase price on the operating system. In addition, the annual interest rates on the other outstanding notes will be reduced to 4%.

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          October 31, 2002 (Unaudited)


(4)  Revenue Recognition

     The Company recognizes revenue as the services are performed and the products are delivered. Deferred revenue is recorded for cash received in advance for services or products the Company is obligated to perform or provide.

     Revenue is recognized consistent with Staff Accounting Bulletin No. 101 (SAB 101). In January 2001, the Company introduced a new customer product to enhance its services and has continued to improve upon this product through 2001 and 2002. This product contains multiple elements that are distinguishable and are not dependent upon each other. These products currently account for a substantial portion of the Company's revenue. The new customer contracts obligate the Company to deliver a product called The College Action Plan (TM) ("CAP"). Upon delivery of the CAP, the Company recognizes revenue. Up until May 2002, the delivery of the CAP was contingent upon the customer returning a completed detailed questionnaire. Beginning May 2002, we introduced a new CAP that allows us to deliver 75% of our product and services prior to receiving the completed detailed questionnaire. Therefore, 75% of each customer contracts multiple elements are now satisfied within a short period of time after the contract is executed and 75% of the revenue related to each contract is recognized at that time. The remaining 25% of the revenue from those contracts is deferred until the customer returns the questionnaire and we fulfill our final obligation or until we can determine that the contract will become unused.

     Prior to January 1, 2001, the Company entered into the multiple deliverables contracts, which included a service component that was contractually available over the one-year contract period. Revenue, therefore was recognized over the one-year period for these contracts.

     Direct and incremental costs in acquiring contracts are deferred and recognized over the contract period for multiple deliverables contracts and upon delivery of the CAP for the new contracts. Management estimates that approximately 80 percent of the total direct and indirect costs of performing its obligations are expensed before and within two weeks after the contract is initiated. Accordingly, expenses recognized historically have been disproportionately high as compared to reported revenue.

     Finance income on installment contracts is recognized in income over the contract period.


(5)  Cost of Sales

     A substantial portion of the Company's costs directly relating to sales is its marketing costs, which include direct mailings to solicit potential customers of its products to attend its educational seminars regarding college financial aid and admissions. Management considers such marketing costs to be directly related to sales and therefore has included such costs in cost of sales. However, a portion of such costs is expected to benefit future periods.

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

     We acquired three companies over the sixteen-month period ended July 31, 2000, two of which were in the last quarter of fiscal 2000. Therefore, fiscal 2001 and 2002 were years of integration of these businesses and of great transition. Considerable effort and resources were expended during fiscal 2001 and in the first half of fiscal 2002 on consolidating operations, realigning our product lines and our sales organization, developing marketing strategies, improving and expanding our products and services, cutting costs, expanding our sales force, identifying and implementing efficiencies and expanding our infrastructure.

     As discussed below, we recently modified and improved our CAP product and commenced delivery of the new CAP in May 2002. These changes, in addition to enabling us to deliver a substantial portion of our CAP products and services to our customers earlier, are expected to improve customer satisfaction, the return rate of the completed questionnaires, collections and our customer's ability to use our product and services. In addition, revenue recognition resulting from the earlier delivery of such products will more closely match our revenues with expenses.

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

     Revenue is recognized consistent with Staff Accounting Bulletin No. 101 (SAB 101) For customer agreements that require multiple deliverables and the fair value of the deliverables is not determinable, revenue is recognized over the service period on a straight-line basis. Prior to January 1, 2001, we entered into multiple deliverables contracts, which included a service component that was contractually available over the one-year contract period. Revenue, therefore, was recognized over the one-year period for these contracts.

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

     Commencing May 2002, we began to deliver the majority of the CAP deliverables shortly after the contract execution and delivery of the customized college selection matching report separately as it requires the customer to provide us with a completed questionnaire. Therefore, beginning in May 2002 we began recognizing 75% of the revenue received under the CAP agreements when the CAP products and services, excluding the customized report, were delivered. We recognize the remaining 25% of revenue upon delivery of the customized report. Under our new CAP delivery process we generally recognize 75% of our revenues within 60 days of the agreement execution date.

     Customers continue to have the option to pay the full contract price when the contract is signed, in four equal installments payable the first four months of the contract or in thirteen equal monthly installments. Customers have the right to cancel the contract for a full refund within three days of contract signing. The initial down payment amounts received under contracts are not recorded until the three-day refund period has expired.

     Deferred revenue is recorded for cash received in advance for products and services the Company is obligated to provide. Cash collections are directly related to the number of customer contracts signed not to the amount of revenue recognized in the period. Corporate sponsor contributions, which are not restricted as to use by the sponsor, are recognized as revenue when received.

     Approximately 80% of our direct expenses are incurred before or within two weeks from the time a customer enters into a contract with us. Approximately 32% of these direct expenses are deferred to be expensed along with the related revenue recognized upon shipment of the products as discussed above. Direct workshop marketing costs, which are included in cost of sales in the statements of operations, are expensed prior to delivering the products to customers. These costs include obtaining potential customer lists, invitations to customers, postage, travel and marketing representative fees. For the contracts included in deferred revenue, these costs have already been expensed. After the customer signs the contract the remaining service to fulfill our contractual obligation include producing the CAP and continuing support. Accordingly, expenses recognized historically have been disproportionately high as compared to reported revenue.

     The recurring revenues earned from unused contracts is recorded below profit from operations as a gain net of related deferred commission expenses. These gains are recognized because historically 30% of our customers never complete the questionnaire and don't use a substantial portion of the product, although the Company is contractually entitled to the revenue. Beginning in the quarter ended April 30, 2002, we had obtained sufficient historical experience to begin to recognize into income the deferred revenue (net of the related deferred expense) of these unused contracts. Our historical experience indicates that we begin to recognize this income and related expense relating to unused contracts over the period of time beginning in the second half of the student's senior year, when most applications are finalized and the need for our services diminish.

     Intangible and other assets consist primarily of intangible assets and recruiting systems technology acquired in business combinations. Intangible assets and recruiting systems technology, which represent the excess of purchase price over fair value of net assets acquired, are amortized on a straight-line basis over 10 years. We assess the recoverability of intangible assets by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.


FINANCIAL CONDITION AS OF OCTOBER 31, 2002 AS COMPARED TO JULY 31, 2002

     Total assets have decreased from $7,332,760 at July 31, 2002 to $7,107,305, a change of approximately $225,455, at October 31, 2002. This decrease was primarily due to a $274,606 lower cash balance, a decrease in expenses incurred relating to contracts not shipped and reduced amortization of long-lived assets relating to goodwill no longer required to be amortized pursuant to SFAS No. 142 effective August 1, 2002. This decrease was partially offset by an increase in inventory and other current assets.

     Total liabilities decreased from $10,672,588 at July 31, 2002 to $10,666,892 at October 31, 2002. Current liabilities increased from $8,129,641 at July 31, 2002 to $8,209,386 at October 31, 2002. The increase in current liabilities is primarily a result of: an increase of $483,902 due to receipts of cash for customer contracts prior to delivery of the services during the three months ended October 31, 2002; net of a $248,783 decrease in notes payable to finance companies; and a net decrease in accounts payable, accrued liabilities and notes payable totaling $155,374.

     Stockholders' equity decreased from a deficit of $3,339,828 at July 31, 2002 to a deficit of $3,559,587 at October 31, 2002 primarily because of the net loss realized during the three-month period ended October 31, 2002.

     As of October 31, 2002 the Company had a working capital deficit of $3,637,838. Management plans to manage the deficit through decreasing costs, increasing the number of units delivered and continuing to increase the number of contracts sold. The Company will also pursue senior and subordinated debt, along with equity financing to fund basic operations and further expansion.


RESULTS OF OPERATIONS: THREE-MONTH PERIOD ENDED OCTOBER 31, 2002 VERSUS OCTOBER 31, 2001

     GENERAL. Commencing May 2002, we began to deliver the majority of the CAP deliverables shortly after the contract execution and delivery of the customized college selection matching report separately as it requires the customer to provide us with a completed questionnaire. Therefore, beginning in May 2002 we began recognizing 75% of the revenue received under the CAP agreements when the CAP products and services, excluding the customized report, were delivered. We recognize the remaining 25% of revenue upon delivery of the customized report. Under our new CAP delivery process we generally recognize 75% of our revenues within 60 days of the agreement execution date, whether the questionnaire is submitted or not. For contracts sold from January 1, 2001 through April 2002, revenue was recognized after the CAP was delivered which required the customer to return their completed questionnaire. Customers continue to have the option to pay the full contract price when the contract is signed, in four equal installments payable the first four months of the contract or in thirteen equal monthly installments. Customers have the right to cancel the contract for a full refund within three days of contract signing. Amounts received under contracts are not recorded until the three-day refund period has expired.

     Deferred revenue is recorded for cash received in advance for products and services the Company is obligated to provide. Direct workshop marketing costs, which are included in cost of sales in the statements of operations, are expensed prior to delivering the products to customers. Those costs include obtaining potential customer lists, invitations to customers, postage, travel and marketing representative fees and they represent approximately 30% of the revenue produced. For the contracts included in deferred revenue, these costs have already been expensed. After the customer signs the contract, the remaining services to fulfill the Company's contractual obligation include producing the CAP and continuing support as discussed below.

     REVENUE. For the three-month period ending October 31, 2002, the Company signed 4,269 customer contracts, net of cancellations, which are 37% higher than the number signed for the same period last year due to improved sales and marketing methods implemented in May 2002. Customer contracts result in student service revenue being recognized upon delivery of the CAP for the new contracts.

     Student services revenue increased $1,270,615 or 53% for the three-month period ended October 31, 2002 to $3,652,503 from $2,381,888 for the comparable period in 2001, primarily as a result of higher unit sales from an expanding number of workshops held, a higher unit sales price on an improved product and the revenue recognition issues described above. Revenue from student services is expected to increase for the remainder of the fiscal year ending July 31, 2003 as we've increased the unit sales price, we'll be increasing the number of CAPs delivered as we no longer have to receive the customer questionnaire in order to deliver the CAP, and unit sales per workshop will increase due to an improved direct marketing campaign that will attract more participants to our workshops.

     During the quarter, the Company changed its shipping policy to extend shipment of its product until the receipt of one additional payment on installment contracts. This change in policy had a one-time adverse impact on revenues and profits for the quarter ended October 31, 2002. See "CHANGE IN SHIPPING POLICY AND MAILING VOLUMES", below.

     The Company has recently experienced substantial growth, however, there can be no assurance that growth will continue at historical rates or at all. The Company's ability to generate increased revenue and achieve profitability will depend upon its ability to increase sales through development and/or acquisition of new products, improving its direct marketing campaigns, expanding and upgrading the number of sales representatives, further developing the workshop program and designing an effective internet commerce site. While we've been successful in recent implementation of some of these projects, the Company's continuing ability to expand and develop these channels depends on a number of factors beyond its control, including general business and economic conditions. Expansion and development of existing and additional marketing and distribution channels will also depend, in part, upon the Company's ability to secure additional financial resources, technology, expertise and staff.

     Financing revenue decreased by $14,978 for the three-month period ended October 31, 2002 from the comparable periods in the prior year as the Company passes this income through to the finance companies as a cost of financing. This primarily represents interest earned on the sale of the new TCP products on a 13-payment installment basis.

     CHANGE IN SHIPPING POLICY AND MAILING VOLUMES. During the fiscal quarter ended October 31, 2002, we changed our policy on shipping our product to our installment account customers until after receipt on an additional payment, which reduced our revenues for the quarter by approximately $475,000 and gross profit by approximately $250,000. In addition, profits were adversely affected by a sharp increase in the volume of invitations mailed to potential customers during the last six weeks of the quarter ended October 31, 2002 from the comparable period of the prior quarter. These increased mailing costs will increase expected revenues in the six to twelve weeks after October 31, 2002. Revenues related to such increased mailings are produced six to twelve weeks later. This increase in the cost of mailings was approximately $300,000 greater for the quarter ended October 31, 2002 over the prior fiscal quarter.

     In summary, the combined impact of the change in shipment policy and increased mailings reduced pre-tax profits and resulted in a reported pre-tax loss for the quarter ended October 31, 2002. The effect of increased mailing volumes is expected to continue into the quarter ending January 31, 2003 increasing mailing expenses by approximately $185,000 over the October 2002 quarter.

     COST OF SALES. The cost of sales for the three month period ended October 31, 2002 increased $692,680 or 36% from the comparable period in the prior fiscal year. However, as a percentage of student services revenue, cost of sales was 72% for the three-month period ended October 31, 2002 as compared to 81% for the same period in the prior year. Cost of sales decreased as a percentage of revenue for the three-month period because of more efficient sales and marketing methods implemented in May 2002, partially offset by increased costs relating to higher mailing volumes. Cost of sales is comprised primarily of direct sales and marketing costs such as the direct mail to solicit attendees at our free workshops, sales commissions and the cost to host the workshops. Cost of sales also includes the production costs for our product deliverables.

     OPERATING EXPENSES. General and administrative expenses decreased $93,065 or 9% for the three month period ended October 31, 2002 from the comparable period in the prior fiscal year. The decrease is the result of cost cutting measures and improved efficiencies implemented in January 2002 by the Company.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $47,578 or 39% for the three-month period ended October 31, 2002 as compared to the same period in the prior fiscal year as goodwill is no longer being amortized pursuant to implementation of SFAS No. 142. The depreciation and amortization is primarily due to the acquisition of TCP, CFPI and CBS-Athletes since their acquisitions resulted in intangible assets valued at $2,179,510 at October 31, 2002, net of accumulated amortization of $1,018,876. These assets are generally being amortized over a 10-year period.

     OPERATING LOSS. We reported operating losses of $60,991 for the three-month period ended October 31, 2002 as compared to operating losses of $592,511 for the same period in the prior fiscal year. The decrease in operating loss is primarily attributable to improved sales and higher gross profits being realized on increased student service revenues along with reduced operating expenses.

     NON-OPERATING INCOME (EXPENSE). The recurring gain from unused contracts of $16,969 for the three months ended October 31, 2002 represents the reduction in the deferred revenue, net of the reduction in the deferred expenses, for contracts that will never be used. Interest expense for the three-month period ended October 31, 2002 decreased $46,367 or 22% as compared to the same period in the prior fiscal year. Our interest expense is directly related to our level of borrowings and related interest rates and the reduced interest expense is related to improved financing terms.

     As of October 31, 2002 there is $1,035,095 of deferred revenue and $221,510 of related deferred expenses associated with high school seniors who will be graduating in May and June 2003. This represents the amount paid for unused and partially used contracts where revenue has not been recognized. It continues to be our experience that our services are no longer needed for these graduating seniors beginning in the second semester of their final year in high school. Portions of our product are anticipated to be sent to selected customers in the second and third fiscal quarters, and the balance of the unused contracts will be recognized as gain on unused contracts in January through May, 2003.

     NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS. The Company reported net loss of $204,710 for the three-month period ended October 31, 2002, compared to net loss of $799,566 for the comparable period in the prior fiscal year. Net loss for the three-month period ended October 31, 2002 has improved significantly from the same period of last year principally due to increased revenues and improved cost efficiencies. The basic and diluted loss per share attributable to common stockholders for the three-month period ended October 31, 2002 was $0.01 compared to net loss per share of $0.03 for the comparable period in the prior fiscal year.

     LIQUIDITY. Our primary sources of liquidity and capital resources historically have been sales to customers, borrowings, sales of our equity securities, and financing of our receivables. Cash used for payment of operating costs has offset these sources of cash flow.

     The Company has sustained profitable operations for the nine-month period ended October 31, 2002. Prior to that time, substantial losses were incurred in fiscal 2001 and into the first two quarters of fiscal 2002. During fiscal 2002, the Company incurred a loss of $398,431 compared to a loss of $4,010,901 in fiscal 2001. The substantial losses incurred in fiscal 2001 and into the first two quarters of fiscal 2002 can be attributed to revamping and improving product lines and its marketing organization; consolidating the operations of its acquired companies; and investing in expansion of its operations and infrastructure. These activities consumed considerable focus and resulted in significant losses. During fiscal 2002, while losses continued into the first two quarters, the Company reported profits in the last two quarters of fiscal 2002. The Company expects to continue to fund its operations through profits and the financing of its on and off balance sheet contracts.

     The Company is seeking alternative senior debt, subordinated debt and/or equity financing. While there is no guarantee the Company will be successful in attracting such investment, management believes the majority of reorganization costs are behind it, the Company has now achieved profitable operation, sales are improving and the fundamentals of its business are strong, which management believes all present an attractive investment vehicle with growth potential. Management believes the terms and conditions of alternative financing on senior debt to be better than existing credit facilities.

     In February 2002, the Company completed financial obligation restructuring negotiations with a stockholder and lessor that hold approximately $1,600,000 in presently outstanding notes payable from the Company and a lease for its operating system. The terms of the restructuring are contingent upon the Company obtaining financing.

     Under terms of the restructuring, the note holder agreed to accept $1,250,000 in full settlement of the notes and to return 2 million shares of the Company's common stock held by the note holder. In addition, the lessor has agreed to accept $500,000 in full payment for the lease of the Company's operating system that previously required payments totaling approximately $1.5 million in lease and buy out payments over the lease's term through July 29, 2004. This will also allow the Company to eliminate approximately $500,000 in previously accrued operating rent expense for the operating system.

     The note holder and lessor also agreed to reduce the Company's aggregate payments under the note and lease obligations from approximately $85,000 per month, to $22,000 per month, through November 1, 2002. In October 2002, the term of the restructuring was extended for an additional six months in exchange for the Company paying a monthly $25,000 fee to the note holder. If the financing cannot be obtained, the noteholder has agreed to revise the operating system lease to $10 per CAP delivered with such payments being applied to a $1,500,000 purchase price on the operating system. In addition, the annual interest rates on the other outstanding notes will be reduced to 4%.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     The Company issued 40,835 shares for professional services valued at $4,901.

     The Company issued 25,000 shares to a director for services valued at $3,000.

     During the quarter, 170,000 shares of common stock were returned to the Company and canceled as a result of a modification of the agreement for professional services lowering fees by $22,950.

Item 3.  Defaults Upon Senior Securities

     Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     Exhibits:

     None

     Reports on Form 8-K:

     None

Item 7.  Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures.

     John Chapman, who serves as the Company's chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this quarterly report was being prepared.

     (b) Changes in internal controls.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    College Bound Student Alliance, Inc.



Date: December 23, 2002             By: /s/ Douglas C. Rother
                                            Douglas C. Rother
                                            Chief Executive Officer



Date: December 23, 2002             By: /s/ John S. Chapman
                                            John S. Chapman
                                            Chief Financial Officer

I Douglas C. Rother, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of College Bound Student Alliance, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report:

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          December 23, 2002

          By: /s/ Douglas C. Rother
          -------------------------
                  Douglas C. Rother
                  Chief Executive Officer

I, John S. Chapman, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of College Bound Student Alliance, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report:

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


          December 23, 2002


          By: /s/ John S. Chapman
          -----------------------
                  John S. Chapman
                  Chief Financial Officer