Form 10QSB
period 2003-01-31
COLLEGE BOUND STUDENT ALLIANCE INC
filed 2003-03-18
CIK 1103137

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2003

                         Commission File Number: 0-30323

                      College Bound Student Alliance, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                         84-1416023
 ------------------------------                 -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                      333 South Allison Parkway, Suite 100
                          Lakewood, Colorado 80226-3115
            ---------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (303) 804-0155
                            -------------------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                             Yes /X/     No /  /

As of February 28, 2003, the Registrant had 26,484,633 shares of common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes/  /   No /X/

                                      INDEX

                                                                            Page
                                                                          Number
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets as
                of January 31, 2003 and July 31, 2002..........................3

              Condensed Consolidated Statements of Operations,
                Three and Six Month Periods Ended January 31, 2003
                and 2002.......................................................4

              Condensed Consolidated Statements of Cash Flows,
                Six-Month Periods Ended January 31, 2003 and 2002............5-6

              Notes to Condensed Consolidated Financial Statements..........7-10

              Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations..............11-17

Part II. Other Information

         Item 1.  Legal Proceedings...........................................18

         Item 2.  Changes in Securities.......................................18

         Item 3.  Defaults Upon Senior Securities.............................18

         Item 4.  Submission of Matters to a Vote of Security Holders.........18

         Item 5.  Other Information...........................................18

         Item 6.  Exhibits and Reports on Form 8-K............................18

         Item 7.  Internal and disclosure controls.........................18-19

                                       ITEM I. FINANCAL STATEMENTS

                          COLLEGE BOUND STUDENT ALLIANCE, INC AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS

                                                ASSETS
                                                                                  January 31,      July 31,
                                                                                     2003            2002
                                                                                 ------------    ------------
CURRENT ASSETS
   Cash                                                                          $    742,572    $    662,457
   Accounts receivable, net of allowance for doubtful accounts of $709,768
   and $593,069 at January 31, 2003 and July 31, 2002, respectively                 3,080,405       2,767,273
   Note receivable from financing                                                     388,350         319,955
   Inventory                                                                           88,631          95,476
   Deferred customer contract expenses                                                585,976         836,851
   Other current assets                                                               134,378          38,746
                                                                                 ------------    ------------
         Total Current Assets                                                       5,020,312       4,720,758

   Property and equipment, net of accumulated depreciation                            304,914         363,917
   Intangible and other assets, net of accumulated amortization of $1,054,647 and $977,366 at January 31, 2003 and July 31, 2002,
      respectively                                                                  2,140,870       2,218,151
   Other assets                                                                        20,983          29,934
                                                                                 ------------    ------------
         Total Assets                                                            $  7,487,079    $  7,332,760
                                                                                 ============    ============

                     LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Notes payable- finance companies                                              $  2,162,166    $  1,941,396
   Current maturities on long-term obligations                                        434,728         583,919
   Current maturities of long-term obligations - related parties                      494,604         291,459
   Accounts payable                                                                 1,791,025       1,517,345
   Accrued liabilities                                                                794,108         784,221
   Deferred revenue                                                                 2,603,908       3,011,301
                                                                                 ------------    ------------
         Total Current Liabilities                                                  8,280,539       8,129,641

LONG-TERM LIABILITIES
   Deferred rent                                                                      434,986         482,987
   Long-term obligations, less current mauturities                                  1,534,355       1,644,098
   Long-term obligations to related parties, less current maturities                  288,533         415,862
                                                                                 ------------    ------------
         Total Long- Term Liabilities                                               2,257,874       2,542,947
                                                                                 ------------    ------------
            Total Liabilities                                                      10,538,413      10,672,588

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.001 par value, 10,000,000 shares authorized
      none issued or outstanding                                                         --              --
   Common stock, $.001 par value, 40,000,000 shares authorized: 28,509,633 issued and 26,509,633 shares issued and outstanding at January 31, 2003, and 28,575,794 shares issued and 26,575,794 issued and outstanding at
      July 31, 2002                                                                    26,510          26,576
   Additional paid-in capital                                                       3,942,697       3,950,530
   Accumulated deficit                                                             (7,020,541)     (7,316,934)
                                                                                 ------------    ------------
            Total stockholders' deficit                                            (3,051,334)     (3,339,828)
                                                                                 ------------    ------------
            Total liabilities and stockholders' deficit                          $  7,487,079    $  7,332,760
                                                                                 ============    ============

                      See accompanying notes to consolidated financial statements.


                          COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                   FOR THE QUARTERS ENDED JANUARY 31,



                                                    Six Months Ended              Three Months Ended
                                                  2003           2002            2003           2002
                                              ------------   ------------    ------------   ------------
Revenue:
   Student services                           $  9,168,953   $  5,107,097    $  5,516,450   $  2,725,209

Cost of student services                         1,371,961      1,017,478         729,194        511,919
Sales and marketing expense                      4,477,607      2,635,529       2,505,059      1,218,453
                                              ------------   ------------    ------------   ------------
      Gross profit                               3,319,385      1,454,090       2,282,197        994,837

General and administrative expenses              2,044,430      1,909,844       1,110,382        882,730
Depreciation and amortization                      158,229        254,015          84,695        132,903
Bad debt expense                                   775,437        182,202         527,297        106,142
                                              ------------   ------------    ------------   ------------
      Income (Loss) from operations                341,289       (891,971)        559,823       (126,938)

Gain on unused contracts                            18,533           --             1,564           --
Net Interest income (expense)                      (63,429)       (64,274)        (60,284)       (29,740)
                                              ------------   ------------    ------------   ------------
      Net income (loss)                       $    296,393   $   (956,245)   $    501,103   $   (156,678)
                                              ============   ============    ============   ============


Net income (loss) per share attributable to
common stockholders - basic and diluted       $       0.01   $      (0.04)   $       0.02   $      (0.01)
                                              ============   ============    ============   ============

Weighted average number of common shares
outstanding basic and diluted                   26,569,493     24,553,934      26,499,404     24,556,868
                                              ============   ============    ============   ============




                      See accompanying notes to consolidated financial statements.


                          COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                               FOR THE SIX MONTH PERIODS ENDED JANUARY 31,


                                                                                     2003           2002
                                                                                 -----------    -----------

Cash flows from operating activities:
   Net income (loss)                                                             $   296,393    $  (956,245)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Provision for doubtful accounts                                                775,437        182,202
      Depreciation and amortization                                                  149,054        254,015
      Issuance of common stock for director and employee compensation                  7,000          5,000
      Issuance of common stock for purchase of franchise                                --            3,600
      Issuance of common stock for services to third parties
      Deferred compensation and royalties to related parties                          97,084        151,321
      Issuance of common stock for services to third parties                           8,051         19,380
      Gain on unused contracts                                                       (18,533)
      Deferred license fees, net                                                     (48,000)       164,330
      Non-cash stock cancellations                                                   (22,950)       (53,064)
   Changes in operating assets and liabilities:
      Accounts receivable                                                         (1,088,569)    (1,332,752)
      Inventory                                                                        6,845          3,612
      Deferred customer contract expense                                             250,875       (314,147)
      Accounts payable                                                               273,680        247,925
      Accrued liabilities                                                              9,887       (192,475)
      Deferred revenue                                                              (388,860)     1,206,822
      Other                                                                          (62,474)       (20,127)
                                                                                 -----------    -----------

         Net cash provided by (used in) operating activities                         244,920       (630,603)
                                                                                 -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                                                (12,770)       (50,786)
                                                                                 -----------    -----------

Net cash used in investing activities                                                (12,770)       (50,786)
                                                                                 -----------    -----------

                                              (continued)


                      See accompanying notes to consolidated financial statements.


              COLLEGE BOUND STUDENT ALLIANCE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE SIX MONTH PERIODS ENDED JANUARY 31,


                                                         2003           2002
                                                      -----------    -----------
Cash flows from financing activities:
   Proceeds from financing of contracts                 2,431,459      2,683,144
   Payments on financial contracts                     (2,210,690)    (1,686,068)
   Amounts due from financial contract                    (68,394)      (178,456)
   Proceeds from long term obligations                       --           36,767
   Payments on long term obligations                     (283,142)      (116,883)
   Payments on long term obligations - related parties    (21,268)       (36,672)
                                                      -----------    -----------

Net cash provided by financing activities                (152,035)       701,832
                                                      -----------    -----------

Net increase (decrease) in cash                            80,115         20,443

Cash at the beginning of the period                       662,457        453,337
                                                      -----------    -----------

Cash at the end of the period                         $   742,572    $   473,780
                                                      ===========    ===========


Supplemental disclosure of cash flow information-

Cash paid during the period for interest              $   205,413    $   231,363
                                                      ===========    ===========




          See accompanying notes to consolidated financial statements.

                                        6

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          January 31, 2003 (Unaudited)


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

     In the Company's opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at January 31, 2003 and July 31,2002, and the results of operations and cash flows for each of the six and three-month periods ended January 31, 2003 and 2002.

     The operating results for the six and three-month periods ended January 31, 2003 may not be indicative of the results that may be expected for the year ending July 31, 2003. Certain reclassifications have been made to the six and three-month periods ended January 31, 2002 financial information to be consistent with the six and three-month periods ended January 31, 2003. Such reclassifications had no effect on net loss for the periods ended January 31, 2002.

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          January 31, 2003 (Unaudited)


Recent Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are:
1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. As of August 1, 2002 the Company adopted SFAS No. 141 and 142. During the second quarter of fiscal 2003, the Company had its goodwill appraised by an independent third party and it was concluded that there has been no impairment. Had the Company adopted SFAS No. 142 in fiscal 2002, pro-forma amortization expense for the six months ended January 31, 2002 would have been reduced by $67,000, net loss reduced from $956,245 to $889,245, and pro-forma loss per share would have been $0.04.

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

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          January 31, 2003 (Unaudited)


(3)  Liquidity

     The Company reported a profit of $296,393 and $501,103 for the six and three months ended January 31, 2003. For the last two quarters of fiscal 2002, the Company had profitable operations. The loss in the first quarter of fiscal 2003 was partially due to a change in product delivery policies and increased direct mailing costs that will benefit future periods.

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

     The note holder and lessor also agreed to reduce the Company's aggregate payments under the note and obligations from approximately $85,000 per month, to $22,000 per month, through November 1, 2002. In October 2002, the term of the restructuring was extended for an additional six months in exchange for the Company paying a monthly $25,000 fee to the note holder. During the three months ended January 31, 2003, $75,000 was paid and recorded to interest expense. If the financing cannot be obtained, the noteholder has agreed to revise the operating system lease to $10 per CAP delivered with such payments being applied to a $1,500,000 purchase price on the operating system. In addition, the annual interest rates on the other outstanding notes will be reduced to 4%.

                      COLLEGE BOUND STUDENT ALLIANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          January 31, 2003 (Unaudited)


(4)  Revenue Recognition

     The Company recognizes revenue as the services are performed and the products are delivered. Deferred revenue is recorded for cash received in advance for services or products the Company is obligated to perform or provide.

     Revenue is recognized consistent with Staff Accounting Bulletin No. 101 (SAB 101). In January 2001, the Company introduced a new customer product to enhance its services and has continued to improve upon this product through 2001 and 2002. This product contains multiple elements that are distinguishable and are not dependent upon each other. These products currently account for a substantial portion of the Company's revenue. The new customer contracts obligate the Company to deliver a product called The College Action Plan (TM) ("CAP"). Upon delivery of the CAP, the Company recognizes revenue. Up until May 2002, the delivery of the CAP was contingent upon the customer returning a completed detailed questionnaire. Beginning May 2002, we introduced a new CAP that allows us to deliver 75% of our product and services prior to receiving the completed detailed questionnaire. Therefore, 75% of each customer contract's multiple elements are now satisfied within a short period of time after the contract is executed and 75% of the revenue related to each contract is recognized at that time. The remaining 25% of the revenue from those contracts is deferred until the customer returns the questionnaire and we fulfill our final obligation or until we can determine that the contract will become unused.

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

     Finance income on installment contracts is recognized net of related interest expense over the contract period.


(5)  Cost of Sales

     A substantial portion of the Company's costs directly relating to sales is its marketing costs, which include direct mailings to solicit potential customers of its products to attend its educational seminars regarding college financial aid and admissions. Management considers such marketing cost to be directly related to sales and therefore has included such costs in cost of sales. However, a portion of such costs is expected to benefit future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL ONDITION AND RESULTS OF OPERATIONS


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

     Effective March 14, 2003, the Chairman of the Board of Directors resigned for personal reasons.

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

     Approximately 80% of our direct costs are incurred before or within two weeks from the time a customer enters into a contract with us. Approximately 32% of these direct costs are deferred to be expensed along with the related revenue recognized upon shipment of the products as discussed above. Direct workshop marketing costs, which are included in cost of sales in the statements of operations, are expensed prior to delivering the products to customers. These costs include obtaining potential customer lists, invitations to customers, postage, travel and marketing representative fees. For the contracts included in deferred revenue, these costs have already been expensed. After the customer signs the contract the remaining service to fulfill our contractual obligation include producing the CAP and continuing support. Accordingly, the timing in the recording of marketing expense has occurred prior to the recognition of related revenue. Management is currently investigating whether a substantial portion of the Company's marketing expense is better characterized as "direct-response-advertising." In which event, under generally accepted accounting principles, such direct-response advertising costs can be deferred and recorded as an expense in direct correlation to the related revenue. If management determines these costs should be deferred and the associated deferred asset is realizable, then the Company will adopt this change, as management believes this will provide a better matching of revenue with expense. The change, if adopted, will result in a significant one time adjustment to net income as a change in accounting principle; as marketing expenses continue to increase, it would reduce marketing expense in relation to revenue; and result in an increase in stockholders' equity. Depending upon the Company's completing of its review of these costs, this change could be adopted as early as the next quarter. In any event, the matter will be fully investigated and resolved prior to the Company's year end.

     The recurring revenues earned from unused contracts is recorded below profit from operations as a gain net of related deferred commission expenses. These gains are recognized because historically 30% of our customers never complete the questionnaire and don't use a substantial portion of the product, although the Company is contractually entitled to the revenue. Beginning in the quarter ended April 30, 2002, we had obtained sufficient historical experience to begin to recognize into income the deferred revenue (net of the related deferred expense) of these unused contracts. Our historical experience indicates that we begin to recognize this income and related expense relating to unused contracts over the period of time beginning in the second half of the student's senior year, when most college applications are finalized and the need for our services diminish.

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


FINANCIAL CONDITION AS OF JANUARY 31, 2003 AS COMPARED TO JULY 31, 2002

     Total assets have increased from $7,332,760 at July 31, 2002 to $7,487,079, a change of $154,319, at January 31, 2003. This increase was primarily due to an $80,115 higher cash balance, an increase in accounts receivable and notes receivable from financing of receivables of $381,527, and an increase in other assets of $86,681. These increases were partially offset by a decrease in expenses incurred relating to contracts not shipped of $250,875, a decrease in inventory, and an increase in accumulated depreciation and amortization expense.

     Total liabilities decreased from $10,672,588 at July 31, 2002 to $10,538,413 at January 31, 2003. Current liabilities increased from $8,129,641 at July 31, 2002 to $8,280,539 at January 31, 2003. The increase in current liabilities is primarily a result of: a $220,770 increase in notes payable to finance companies and a net increase in accounts payable, accrued liabilities and notes payable totaling $337,521; net of a decrease of $407,393 of receipts of cash for customer contracts prior to delivery of the services during the six months ended January 31, 2003.

     Stockholders' deficit decreased from a deficit of $3,339,828 at July 31, 2002 to a deficit of $3,051,334 at January 31, 2003 primarily because of the net income realized during the six-month period ended January 31, 2003.

     As of January 31, 2003 the Company had a working capital deficit of $3,260,227. Management plans to manage the deficit through decreasing costs, increasing the number of units delivered and continuing to increase the number of contracts sold. The Company will also pursue senior and subordinated debt, along with equity financing to fund basic operations and further expansion.

RESULTS OF OPERATIONS: SIX-MONTH PERIOD ENDED JANUARY 31, 2003 VERSUS JANUARY 31, 2002

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

     Deferred revenue is recorded for cash received in advance for products and services the Company is obligated to provide. Direct workshop marketing costs, which are included in sales and marketing costs in the statements of operations, are expensed prior to delivering the products to customers. Those costs include obtaining potential customer lists, invitations to customers, postage, travel and marketing representative fees and they represent approximately 30% of the revenue produced. For the contracts included in deferred revenue, these costs have already been expensed. After the customer signs the contract, the remaining services to fulfill the Company's contractual obligation include producing the CAP and continuing support as discussed below.

     REVENUE. For the six-month period ending January 31, 2003, the Company signed 7,991 customer contracts, net of cancellations, which are 44% higher than the number signed for the same period last year due to improved sales and marketing methods implemented in May 2002. Customer contracts result in student service revenue being recognized upon delivery of the CAP for the new contracts.

     Student services revenue increased $4,061,856 or 80% and $2,791,241 or 102% for the six and three-month period ended January 31, 2003 to $9,168,953 and $5,516,450, respectively from $5,107,097 and $2,725,209 for the comparable periods in 2002, primarily as a result of higher unit sales from an expanding number of workshops held, a higher unit sales price on an improved product and the revenue recognition issues described above.

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

     COST OF STUDENT SERVICES. Cost of student services increased by $354,483 or 35% and $217,275 or 42% for the six and three months ended January 31, 2003 as compared to the same periods in the prior year. This was due to a higher number of unit shipments partially offset by lower costs.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses increased by $1,842,078 or 70% and $1,286,606 or 106% for the six and three-month periods ended January 31, 2003 as compared to the same period in the prior year. This increase is in proportion to the increases in sales over the same periods of time. The increases represent higher commission costs along with higher marketing costs for the direct mail campaigns.

     OPERATING EXPENSES. General and administrative expenses increased $134,586 or 7% and 227,652 or 26% and for the six and three-month periods ended January 31, 2003 from the comparable period in the prior fiscal year. The increase was due to higher administrative costs to support the increased sales, sales and marketing expenses and cost of student services.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $95,786 or 38% and $48,208 or 36% for the six and three-month periods ended January 31, 2003, respectively, as compared to the same period in the prior fiscal year as goodwill is no longer being amortized pursuant to implementation of SFAS No. 142. The depreciation and amortization is primarily due to the acquisition of TCP, CFPI and CBS-Athletes since their acquisitions resulted in intangible assets valued at $2,140,870 at January 31, 2003, net of accumulated amortization of $1,054,647. These assets are generally being amortized over a 10-year period.

     BAD DEBT EXPENSE. Bad debt expense increased $593,235 or 326% and $421,155 or 397% for the six and three-month periods ended January 31, 2003, respectively, as compared to the same periods in the prior fiscal year. The increase in bad debt expense is due to higher sales and continued refinement in the Company's bad debt estimation process as a result of greater history with its current product.

     OPERATING INCOME (LOSS). We reported operating income of $341,289 and $559,823, for the six and three-month periods ended January 31, 2003, respectively, as compared to operating losses of $891,971 and $126,938 for the same periods in the prior fiscal year. The change from operating loss to operating income for the six and three-month periods is primarily attributable to improved sales and higher gross profits being realized on increased student service revenues.

     NON-OPERATING INCOME (EXPENSE). The recurring gain from unused contracts of $18,533 and $1,564 for the three and six months ended January 31, 2003 represents the reduction in the deferred revenue, net of the reduction in the deferred expenses, for contracts that will never be used.

     NET INTEREST INCOME (EXPENSE). We reported net interest expense of $63,429 and $60,284 for the six and three-month periods ended January 31, 2003, respectively, as compared to $64,274 and $29,740 for the same periods in the prior fiscal year. During the three-month period ended January 31, 2003, we paid $75,000 in fees to extend a debt restructuring agreement as described in Note 3. Without the effects of this charge, net interest expense would have decreased by $75,845 and $44,456, for the six and three-month periods ended January 31, 2003 from the same periods in 2002, respectively. The change in net interest expense, excluding the $75,000 charge, was due to finance fees earned on installment contracts exceeding interest expense paid to finance companies, partially due to improved financing terms.

     As of January 31, 2003 there is $566,000 of deferred revenue and $129,000 of related deferred expenses associated with high school seniors who will be graduating in May 2003. This represents the amount paid for unused and partially used contracts where revenue has not been recognized. It continues to be our experience that our services are no longer needed for these graduating seniors beginning in the second semester of their final year in high school. Portions of our product are anticipated to be sent to selected customers in the second and third fiscal quarters, and the balance of the unused contracts will be recognized as gain on unused contracts in January through May of 2003.

     NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS. The Company reported net income of $296,393 and $501,103 for the six and three-month periods ended January 31, 2003, compared to net loss of $956,245 and $156,678 for the comparable periods in the prior fiscal year. The change from net losses for the six and three-month periods ended January 31, 2002 to net income for the six and three-month periods ended January 31, 2003 is due to increased revenues and improved cost efficiencies. The basic and diluted income per share attributable to common stockholders for the six and three-month periods ended January 31, 2003 was $0.01 and $0.02, respectively, compared to net loss per share $0.04 and $0.01 for the comparable periods in the prior fiscal year. Basic and diluted earnings per share for the six and three-month periods ended January 31, 2003 are the same as the exercise price of outstanding options exceeded the trading price of the Company's common stock.

     LIQUIDITY. Our primary sources of liquidity and capital resources historically have been sales to customers, borrowings, sales of our equity securities, and financing of our receivables. Cash used for payment of operating costs has offset these sources of cash flow.

     The Company has sustained profitable operations of $1,214,939 for the twelve-month period ended January 31, 2003. Prior to that time, substantial losses were incurred in fiscal 2001 and into the first two quarters of fiscal 2002. During fiscal 2002, the Company incurred a loss of $398,431 compared to a loss of $4,010,901 in fiscal 2001. The substantial losses incurred in fiscal 2001 and into the first two quarters of fiscal 2002 can be attributed to revamping and improving product lines and its marketing organization; consolidating the operations of its acquired companies; and investing in expansion of its operations and infrastructure. These activities consumed considerable focus and resulted in significant losses. During fiscal 2002, while losses continued into the first two quarters, the Company reported profits in the last two quarters of fiscal 2002. The Company expects to continue to fund its operations through profits and the financing of its on and off balance sheet contracts.

     The Company is seeking alternative senior debt, subordinated debt and/or equity financing. While there is no guarantee the Company will be successful in attracting such investment, management believes the majority of reorganization costs are behind it, the Company has now achieved profitable operation, sales are improving and the fundamentals of its business are strong, which management believes all present an attractive investment vehicle with growth potential. Management believes the terms and conditions of alternative financing on senior debt would be better than existing credit facilities.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None


Item 2.  Changes in Securities

         The Company issued 15,000 shares for professional services valued at $3,150.

         The Company issued 25,000 shares to a director for fees valued at $4,000.

         During the quarter, 1,996 shares of common stock held in the Company's name were canceled and returned to unissued shares.


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

         John Grace, who serves as the Company's chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this quarterly report was being prepared.

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


                                            College Bound Student Alliance, Inc.



Date: March 17, 2003                        By:  /s/  Douglas C. Rother
                                               --------------------------------
                                                      Douglas C. Rother
                                                      Chief Executive Officer



Date: March 17, 2003                        By:  /s/  John J. Grace
                                               --------------------------------
                                                      John J. Grace
                                                      Chief Financial Officer

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

          March 17, 2003

          By:  /s/  Douglas C. Rother
             --------------------------
                    Douglas C. Rother
                    Chief Executive Officer

I, John J. Grace, certify that:


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

          March 17, 2003

          By:  /s/   John J. Grace
             --------------------------
                     John J. Grace
                     Chief Financial Officer