Form 10QSB
period 2003-04-30
COLLEGE BOUND STUDENT ALLIANCE INC
filed 2003-06-16
CIK 1103137

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2003

                         Commission File Number: 0-30323

                            College Partnership, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                                  84-1416023
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

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

                      College Bound Student Alliance, Inc.
 -------------------------------------------------------------------------------
                   (Former Name, if Changed Since Last Report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                               Yes /X/     No /  /

As of June 10, 2003, the Registrant had 27,017,307 shares of common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes/ / No /X/


          See accompanying notes to consolidated financial statements.
                                        1

                                      INDEX

                                                                          Page
                                                                          Number
Part I.  Financial Information

         Item 1.    Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets as
                    of April 30, 2003 and July 31, 2002......................3

                  Condensed Consolidated Statements of Operations,
                    Three and Nine-Month Periods Ended
                    April 30, 2003 and 2002..................................4

                  Condensed Consolidated Statements of Cash Flows,
                    Nine-Month Periods Ended April 30, 2003 and 2002.......5-6

                  Notes to Condensed Consolidated Financial Statements.....7-10

                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations..10-16

Part II. Other Information

                  Item 1.  Legal Proceedings.................................17

                  Item 2.  Changes in Securities.............................17

         Item 3.  Defaults Upon Senior Securities............................17

                  Item 4.  Submission of Matters to a Vote
                           of Security Holders...............................17

         Item 5.  Other Information..........................................17

                  Item 6.  Exhibits and Reports on Form 8-K..................17

         Item 7.  Internal and disclosure controls...........................18


          See accompanying notes to consolidated financial statements.
                                        2



                                              ITEM I. FINANCIAL STATEMENTS

                                       COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

                                              CONSOLIDATED BALANCE SHEETS


                                                         ASSETS
                                                                                  April 30,             July 31,
                                                                                    2003                  2002
                                                                                ------------          ------------

CURRENT ASSETS
  Cash                                                                          $    484,650          $    662,457
  Accounts receivable, net of allowance for doubtful accounts of $701,723
  and $593,069 at April 30, 2003 and July 31, 2002, respectively                   3,157,375             2,767,273
  Note receivable from financing                                                     430,685               319,955
  Inventory                                                                          128,854                95,476
  Deferred customer contract expenses                                                551,536               836,851
  Other current assets                                                               154,256                38,746
                                                                                ------------          ------------
     Total Current Assets                                                          4,907,356             4,720,758

  Property and equipment, net of accumulated depreciation                            289,352               363,917
  Intangible and other assets, net of accumulated amortization of $1,093,286 and $977,366 at April 30, 2003 and
      July 31, 2002, respectively                                                  2,112,030             2,218,151
  Other assets                                                                        32,853                29,934
                                                                                ------------          ------------
     Total Assets                                                               $  7,341,591          $  7,332,760
                                                                                ============          ============

                             LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable- finance companies                                              $  2,291,324          $  1,941,396
  Current maturities on long-term obligations                                        465,044               583,919
  Current maturities of long-term obligations - related parties                      225,602               291,459
  Accounts payable                                                                 1,653,896             1,517,345
  Accrued liabilities                                                                803,311               784,221
  Deferred revenue                                                                 2,383,860             3,011,301
                                                                                ------------          ------------
     Total Current Liabilities                                                     7,823,037             8,129,641

LONG-TERM LIABILITIES
  Deferred rent                                                                      434,987               482,987
  Long-term obligations, less current mauturities                                  1,473,489             1,644,098
  Long-term obligations to related parties, less current maturities                  371,745               415,862
                                                                                ------------          ------------
     Total Long- Term Liabilities                                                  2,280,221             2,542,947
                                                                                ------------          ------------
     Total Liabilities                                                            10,103,258            10,672,588

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized none issued or outstanding                                               --                    --
  Common stock, $.001 par value, 40,000,000 shares
    authorized:  29,017,307 issued and 27,017,307 shares
    issued and outstanding at April 30, 2003,
    and 28,575,794 shares issued and 26,575,794 issued
    and outstanding at July 31, 2002                                                  27,017                26,576
  Additional paid-in capital                                                       4,079,541             3,950,530
  Accumulated deficit                                                             (6,868,225)           (7,316,934)
                                                                                ------------          ------------
     Total stockholders' deficit                                                  (2,761,667)           (3,339,828)
                                                                                                      ------------
     Total liabilities and stockholders' deficit                                $  7,341,591          $  7,332,760
                                                                                ============          ============


                            See accompanying notes to consolidated financial statements.
                                                        3





                                           COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                FOR THE QUARTERS ENDED APRIL 30,


                                                           Nine Months Ended                       Three Months Ended
                                                       2003                 2002               2003                2002
                                                   ------------        ------------        ------------        ------------
Revenue:
  Student services                                 $ 14,097,834        $  8,181,187        $  4,928,881        $  3,074,090

Cost of student services                              2,063,913           1,545,492             691,952             528,014
Sales and marketing expense                           7,092,003           3,781,981           2,614,396           1,146,452
                                                   ------------        ------------        ------------        ------------
     Gross profit                                     4,941,918           2,853,714           1,622,533           1,399,624

General and administrative expenses                   3,081,196           3,044,789           1,027,590           1,134,944
Depreciation and amortization                           223,321             384,987              74,267             130,972
Bad debt expense                                      1,287,058             547,429             511,621             365,227
                                                   ------------        ------------        ------------        ------------
     Income (Loss) from operations                      350,343          (1,123,491)              9,055            (231,519)

Gain on unused contracts                                200,701             456,158             182,168             456,158
Net Interest income (expense)                          (102,335)            (47,477)            (38,907)             16,797
                                                   ------------        ------------        ------------        ------------

     Net income (loss)                             $    448,709        $   (714,810)       $    152,316        $    241,436
                                                   ============        ============        ============        ============

Net income (loss) per share attributable to
common stockholders - basic and diluted            $       0.02        $      (0.03)       $       0.01        $       0.01
                                                   ============        ============        ============        ============

Weighted average number of common shares
outstanding basic and diluted                        26,582,696          25,048,364          26,609,992          26,070,556
                                                   ============        ============        ============        ============



                                  See accompanying notes to consolidated financial statements.
                                                               4





                                    COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      FOR THE NINE MONTH PERIODS ENDED APRIL 30,


                                                                                    2003                2002
                                                                                 -----------         -----------

Cash flows from operating activities:
  Net income (loss)                                                              $   448,709         $  (714,810)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Provision for doubtful accounts                                                1,287,058             547,429
    Depreciation and amortization                                                    223,546             384,987
    Issuance of common stock for director and employee compensation                   13,352             205,801
    Issuance of common stock for purchase of franchise                                  --                 3,600
    Deferred compensation and royalties to related parties                            93,376              31,308
    Issuance of common stock for services to third parties                             4,051              62,380
    Gain on unused contracts                                                        (200,701)               --
    Deferred license fees, net                                                       (48,000)            164,330
    Non-cash stock cancellations                                                     (22,950)            (53,064)
  Changes in operating assets and liabilities:
    Accounts receivable                                                           (1,677,160)         (1,658,453)
    Inventory                                                                        (33,378)            (11,818)
    Deferred customer contract expense                                               285,315            (281,248)
    Accounts payable                                                                 136,551             128,238
    Accrued liabilities                                                               28,441              29,917
    Deferred revenue                                                                (426,740)            803,114
    Other                                                                            (70,833)             (9,101)
                                                                                 -----------         -----------

        Net cash provided by (used in) operating activities                           40,637            (367,390)
                                                                                 -----------         -----------

Cash flows from investing activities:
    Purchase of property and equipment                                               (42,861)            (50,886)
                                                                                 -----------         -----------

Net cash used in investing activities                                                (42,861)            (50,886)
                                                                                 -----------         -----------
                                                  (continued)




                          See accompanying notes to consolidated financial statements.
                                                       5




                                COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                FOR THE NINE MONTH PERIODS ENDED APRIL 30,




                                                                      2003                     2002
                                                                  -----------              -----------
Cash flows from financing activities:
  Proceeds from financing of contracts                              3,626,759                3,686,705
  Payments on financial contracts                                  (3,286,182)              (2,963,394)
  Amounts due from financial contract                                (110,730)                (154,432)
  Proceeds from long term obligations                                    --                     36,767
  Payments on long term obligations                                  (326,342)                (154,962)
  Payments on long term obligations - related parties                 (79,088)                 (52,799)
                                                                  -----------              -----------

Net cash provided by financing activities                            (175,583)                 397,885
                                                                  -----------              -----------

Net increase (decrease) in cash                                      (177,807)                 (20,391)

Cash at the beginning of the period                                   662,457                  453,337
                                                                  -----------              -----------

Cash at the end of the period                                     $   484,650              $   432,946
                                                                  ===========              ===========


Supplemental disclosure of cash flow information-

Cash paid during the period for interest                          $   506,252              $   556,473
                                                                  ===========              ===========

Supplemental disclosure of non-cash information-

Issued common stock to employees and
directors in lieu of cash compensation                            $   135,000              $   200,801
                                                                  ===========              ===========





                      See accompanying notes to consolidated financial statements.
                                                 6


                            COLLEGE PARTNERSHIP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           April 30, 2003 (Unaudited)


(1) Description of Business

     On May 28, 2003, College Partnership, Inc., the "Company" (formerly known as College Bound Student Alliance, Inc.), held its annual meeting of shareholders. At the meeting, the shareholders approved a proposal to change the Company's name from College Bound Student Alliance, Inc. to College Partnership, Inc. In connection with the name change, the Company's trading symbol changed from GRAD to CGPA. The name change was recommended by the Board of Directors as appropriate since the Company's largest subsidiary was named The College Partnership, Inc. The Company and its subsidiaries will hereinafter be referred to as College Partnership, Inc.

     College Partnership, Inc. and subsidiaries (the "Company") provides products and services to high school students, and their parents, who are interested in entering college. This is the Company's only business segment. The Company offers assistance to its customers in career planning, college field of study selection, college selection, college entrance testing, searches for merit awards and financial aid. The Company markets its products through weekend workshops held throughout the United States and through a direct sales force. The majority of its products and services are sold as a bundled package entitled the "College Action Plan" (CAP). Customers, typically the parents of high school students, purchase the CAP either by making a check or credit card payment or by installment note. Delivery of products and services takes the form of printed materials, videocassettes, and test preparation, college major and career assessment software and databases accessed through CD-ROM or the Internet. The Company's principal production facilities are located in the Dallas/Fort Worth metroplex, and it has an office in Orange County, California and is headquartered in Lakewood, Colorado.

     The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries: College Partnership, Inc., College Foundation Planners, Inc., and The College Partnership, Inc., all of which are now conducting business as College Partnership, Inc. All inter-company balances and transactions have been eliminated in consolidation.


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

     In the Company's opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial

                            COLLEGE PARTNERSHIP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           April 30, 2003 (Unaudited)

position at April 30, 2003 and July 31, 2002, the results of operations for each of the nine and three-month periods ended April 30, 2003 and 2002, and cash flows for the nine-month periods ended April 30, 2003 and 2002.

     The operating results for the nine and three-month periods ended April 30, 2003 may not be indicative of the results that may be expected for the year ending July 31, 2003. Certain reclassifications have been made to the nine and three-month periods ended April 30, 2002 financial information to be consistent with the nine and three-month periods ended April 30, 2003. Such reclassifications had no effect on net loss for the periods ended April 30, 2002.

(3) Liquidity

     The Company reported a profit of $448,709 and $152,316 for the nine and three months ended April 30, 2003. During the six months ended April 30, 2003 the Company has been experiencing higher sales and marketing costs which have increased our cost of sales. This trend is expected to continue into the final quarter of the current fiscal year and may result in the Company reporting a loss from operations for such quarter. Several initiatives have begun to be implemented in the fourth quarter of this fiscal year, which if successful will reduce sales and marketing costs and improve efficiencies within our direct marketing campaigns, and accordingly reduce operating loss in the fourth quarter and reestablish profitability in subsequent quarters. For the last two quarters of fiscal 2002 and the second quarter of fiscal 2003, the Company had profitable operations. The loss in the first quarter of fiscal 2003 was partially due to a change in product delivery policies and increased direct mailing costs that will benefit future periods.

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

                            COLLEGE PARTNERSHIP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           April 30, 2003 (Unaudited)

     As part of this restructuring, the note holder and lessor also agreed to reduce the Company's aggregate payments under the note and obligations from approximately $85,000 per month, to $22,000 per month, through November 1, 2002. In October 2002, the term of the restructuring was extended for an additional six months in exchange for the Company paying a monthly $25,000 fee to the note holder. During the six-month period ended April 30, 2003, $150,000 was paid and recorded to interest expense. Effective May 1, 2003, the noteholder has agreed to revise the operating system lease to $10 per CAP delivered with such payments being applied to a $1,500,000 purchase price on the operating system. In addition, the annual interest rates on the other outstanding notes will be reduced to 4% and the terms extended to April 30, 2010. As of April 30, 2003, the Company had not obtained the financing required to pay the settlement amounts.

     Included in accrued liabilities and deferred rent is approximately $550,000 of accrued operating system lease expense. This accrued expense will be applied toward the $1,500,000 purchase price on the operating system on a pro-rata basis with each $10 payment for each CAP delivered. Therefore, for the $10 payment for each CAP delivered, approximately $3.66 will be applied to the accrued operating lease expense and the remaining $6.34 will be charged to operating lease expense as under generally accepted accounting principles, the Company cannot capitalize the cost of acquiring the computer system.

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

                            COLLEGE PARTNERSHIP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           April 30, 2003 (Unaudited)

     Direct and incremental costs in acquiring contracts are deferred and recognized over the contract period for multiple deliverables contracts and upon delivery of the CAP for the new contracts.

     Finance income on installment contracts is recognized over the contract period.

(5) Cost of Sales

     A substantial portion of the Company's costs directly relating to sales is its marketing costs, which include direct mailings to solicit potential customers of its products to attend its educational seminars regarding college financial aid and admissions. Management considers such marketing cost to be directly related to sales and therefore has included such costs in cost of sales. However, a portion of such costs expected to benefit future periods is expensed currently. The Company is considering a change in accounting that will defer that portion of these marketing costs that benefit future periods and expensing such costs as related revenues are recognized. See a further explanation of this possible future accounting change below.


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

     Approximately 80% of our direct costs of sales represent selling and marketing costs are incurred within four weeks before and after the customer enters into a contract with the Company. The selling costs, which include sales commissions and travel expenses, are deferred and recognized as expense when the related revenue is recognized. Historically, the marketing costs, which include obtaining potential client lists, printing of invitation letters, and postage have been expensed as incurred. These marketing costs primarily represent the costs of sending out invitation letters (advertisements) in direct mail campaigns to elicit direct responses that result in product sales. Therefore marketing costs incurred in one period will benefit future periods. In recent periods, marketing costs represent over 50% of our cost of sales.

     The Company reported a profit of $448,709 and $152,316 for the nine and three months ended April 30, 2003. During the six months ended April 30, 2003 the Company has been experiencing higher sales and marketing costs which have increased our cost of sales. This trend is expected to continue into the final quarter of the current fiscal year and may result in the Company reporting a loss from operations for such quarter. Several initiatives have begun to be implemented in the fourth quarter of this fiscal year, which if successful will reduce sales and marketing costs and improve efficiencies within our direct marketing campaigns, and accordingly reduce operating loss in the fourth quarter and reestablish profitability in subsequent quarters. For the last two quarters of fiscal 2002 and the second quarter of fiscal 2003, the Company had profitable operations. The loss in the first quarter of fiscal 2003 was partially due to a change in product delivery policies and increased direct mailing costs that will benefit future periods.

     The Company is considering changing its method of accounting for marketing costs in the final quarter of the current fiscal year. The Company currently expenses all of its marketing costs as incurred. Management believes it may be preferable to capitalize marketing costs and expense them as the associated revenues are being recognized in accordance with SOP 93-7 "Reporting on Advertising Costs". Such costs were previously not capitalized as the realization of the related intangible asset that will be recorded under this method was uncertain. Also, the Company believes it can demonstrate historical patterns that its direct mail campaigns have a direct correlation to its sales and with improved operating performance; the Company believes the intangible asset recorded in conjunction with the adoption of this policy will be probable of realization. Upon adoption, the Company believes this new method of accounting for advertising costs will provide a better matching of costs with their related revenues. Based upon our analysis of marketing costs incurred through April 30, 2003, the cumulative effect of this accounting change would have been approximately $1,200,000, which upon adoption of this accounting change, will be recorded as a one time increase to net income as the accumulated effect of the accounting change and will reduce the shareholders' deficit by the same amount. It is also expected that this change will generally result in lower advertising costs per reported period relative to revenue as the Company continues to increase its direct advertising efforts.

     The recurring revenue earned from unused contracts is recorded below profit from operations as a gain net of related deferred commission expenses. These gains are recognized because historically 30% of our customers never complete the questionnaire and don't use a substantial portion of the product, although the Company is contractually entitled to the revenue. Beginning in the quarter ended April 30, 2002, we had obtained sufficient historical experience to begin to recognize into income the deferred revenue (net of the related deferred expense) of these unused contracts. Our historical experience indicates that we begin to recognize this income and related expense relating to unused contracts over the period of time beginning in the second half of the student's senior year, when most college applications are finalized and the need for our services diminish.

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

FINANCIAL CONDITION AS OF APRIL 30, 2003 AS COMPARED TO JULY 31, 2002

     Total assets have increased from $7,332,760 at July 31, 2002 to $7,341,591, a change of $8,831 at April 30, 2003. This increase was primarily due to an increase in accounts receivable and notes receivable from financing of receivables of $500,832, an increase in inventory of $33,378 and an increase in other assets of $118,429, partially offset by a lower cash balance, a decrease in expenses incurred relating to contracts not shipped of $285,315, and an increase in accumulated depreciation and amortization expense.

     Total liabilities decreased from $10,672,588 at July 31, 2002 to $10,103,258 at April 30, 2003. Current liabilities decreased from $8,129,641 at July 31, 2002 to $7,823,037 at April 30, 2003. The decrease in current liabilities is primarily a result of: a decrease of $627,441 of deferred revenues during the nine months ended April 30, 2003 and a decrease in notes payable of $184,732; offset by an increase of $349,928 in notes payable to finance companies and an increase in accounts payable and accrued liabilities totaling $155,641.

     Stockholders' deficit decreased from a deficit of $3,339,828 at July 31, 2002 to a deficit of $2,761,667 at April 30, 2003 primarily because of the net income realized during the nine-month period ended April 30, 2003.

     As of April 30, 2003 the Company had a working capital deficit of $2,915,681. Management plans to manage the deficit through decreasing costs, increasing the number of units delivered and continuing to increase the number of contracts sold. The Company will also continue pursuing senior and subordinated debt, along with equity financing to fund basic operations and further expansion.


RESULTS OF OPERATIONS: NINE-MONTH PERIOD ENDED APRIL 30, 2003 VERSUS APRIL 30, 2002

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

     REVENUE. For the nine-month period ended April 30, 2003, the Company signed 12,258 customer contracts, net of cancellations, which are 50% higher than the number signed for the same period last year due to improved sales and marketing methods implemented in May 2002. Customer contracts result in student service revenue being recognized upon delivery of the CAP for the new contracts.

     Student services revenue increased $5,916,647 or 72% and $1,854,791or 60% for the nine and three-month period ended April 30, 2003 to $14,097,834 and $4,928,881, respectively from $8,181,187 and $3,074,090 for the comparable periods in 2002, primarily as a result of higher unit sales from an expanding number of workshops held, a higher unit sales price on an improved product and the revenue recognition issues described above.

     The Company has recently experienced substantial growth, however, there can be no assurance that growth will continue at historical rates or at all. The Company's ability to generate increased revenue and achieve profitability will depend upon its ability to increase sales through development and/or acquisition of new products, improving its direct marketing campaigns, expanding and upgrading the number of sales representatives, further developing the workshop program and implementing new sales channels. While we've been successful in recent implementation of some of these projects, the Company's continuing ability to expand and develop these channels depends on a number of factors beyond its control, including general business and economic conditions. Expansion and development of existing and additional marketing and distribution channels will also depend, in part, upon the Company's ability to secure additional financial resources, technology, expertise and staff.

     COST OF STUDENT SERVICES. Cost of student services increased by $518,421 or 34% and $163,938 or 31% for the nine and three months ended April 30, 2003 as compared to the same periods in the prior year. This was due to a higher number of unit shipments partially offset by lower costs.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses increased by $3,310,022 or 88% and $1,467,944 or 128% for the nine and three-month periods ended April 30, 2003 as compared to the same period in the prior year. This increase is in proportion to the increases in sales over the same periods of time. The increases represent higher commission costs along with higher marketing costs for the direct mail campaigns.

     OPERATING EXPENSES. General and administrative expenses increased $36,407 or 1% and decreased $107,624 or 9% and for the nine and three-month periods ended April 30, 2003, respectively, from the comparable periods in the prior fiscal year. The increase for the nine-month period was due to higher administrative costs to support the increased sales, sales and marketing expenses and cost of student services. The decrease in costs for the three-month period ended April 30, 2003 was due to a couple one time cost cutting initiatives. Such savings are not expected to be recurring and general and administrative expenses will return to prior period levels in the future.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $161,666 or 42% and $56,705 or 43% for the nine and three-month periods ended April 30, 2003, respectively, as compared to the same period in the prior fiscal year as goodwill is no longer being amortized pursuant to implementation of SFAS No. 142. The depreciation and amortization is primarily due to the acquisition of TCP, CFPI and CBS-Athletes since their acquisitions resulted in intangible assets valued at $2,112,030 at April 30, 2003, net of accumulated amortization of $1,093,286. These assets are generally being amortized over a 10-year period.

     BAD DEBT EXPENSE. Bad debt expense increased $739,629 or 135% and $146,394 or 40% for the nine and three-month periods ended April 30, 2003, respectively, as compared to the same periods in the prior fiscal year. The increase in bad debt expense is due to higher sales. In January 2003, we began using an outside collection agency and initial results on bad debt recoveries are promising.

     OPERATING INCOME (LOSS). We reported operating income of $350,343 and $9,055 for the nine and three-month periods ended April 30, 2003, respectively, as compared to operating losses of $1,123,491 and $231,519 for the same periods in the prior fiscal year. The change from operating loss to operating income for the nine and three-month periods is primarily attributable to improved sales and higher gross profits being realized on increased student service revenues.

     NON-OPERATING INCOME (EXPENSE). The recurring gain from unused contracts of $200,701 and $182,168 for the nine and three months ended April 30, 2003 represents the reduction in the deferred revenue, net of the reduction in the deferred expenses, for contracts that will never be used.

     NET INTEREST INCOME (EXPENSE). We reported net interest expense of $102,335 and $38,907 for the nine and three-month periods ended April 30, 2003, respectively, as compared to net interest expense of $47,477 and net interest income of $16,797 for the same periods in the prior fiscal year, respectively. During the six and three-month periods ended April 30, 2003, we paid $150,000 and $75,000, respectively, in fees to extend a debt restructuring agreement as described in Note 3. Without the effects of this charge, net interest would have been income (as compared to expense) of $47,665 and $36,093 for the nine and three-month periods ended April 30, 2003, respectively. The change in net interest expense, excluding the $150,000 and $75,000 charges, was due to finance fees earned on installment contracts exceeding interest expense paid to finance companies, partially due to improved financing terms. Beginning in May 2003, interest expense will further decrease by approximately $18,000 per quarter due to the debt restructuring discussed above.

     As of April 30, 2003 there is approximately $86,000 of deferred revenue and $63,000 of related deferred expenses associated with high school seniors who will be graduating in May 2003. This represents the amount paid for unused and partially used contracts where revenue has not been recognized. It continues to be our experience that our services are no longer needed for these graduating seniors beginning in the second semester of their final year in high school. The balance of the unused contracts, net of related deferred expenses, will be recognized as gain on unused contracts in January through May of 2003.

     NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS. The Company reported net income of $448,709 and $152,586 for the nine and three-month periods ended April 30, 2003, compared to net loss of $714,810 and net income of $241,436 for the comparable periods in the prior fiscal year. The change from net losses for the nine month period ended April 30, 2002 to net income for the three and nine-month periods ended April 30, 2003 is due to increased revenues and improved cost efficiencies, partially offset by a decrease in the gain for unused contracts in 2003 from 2002. The basic and diluted income per share for the nine and three-month periods ended April 30, 2003 was $0.02 and $0.01, respectively, compared to net loss per share of $0.03 and income per share of $0.01 for the comparable periods in the prior fiscal year. Basic and diluted earnings per share for the nine and three-month periods ended April 30, 2003 and the three months ended April 30, 2002 are the same since the exercise price of outstanding options exceeded the trading price of the Company's common stock.

     LIQUIDITY. Our primary sources of liquidity and capital resources historically have been sales to customers, borrowings, sales of our equity securities, and financing of our receivables. Cash used for payment of operating costs has offset these sources of cash flow.

     The Company has sustained profitable operations, of $1,367,525 for the fifteen-month period ended April 30, 2003. Prior to that time, substantial losses were incurred in fiscal 2001 and into the first two quarters of fiscal 2002. During fiscal 2002, the Company incurred a loss of $398,431 compared to a loss of $4,010,901 in fiscal 2001. The substantial losses incurred in fiscal 2001 and into the first two quarters of fiscal 2002 can be attributed to revamping and improving product lines and its marketing organization;

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

     The Company issued 25,174 shares to directors for services valued at $6,352.

     The Company repurchased 17,500 shares of common stock valued at $4,000 and canceled and returned them to unissued shares.

     The Company issued an aggregate of 500,000 shares of common stock to officers and employees for deferred compensation totaling $135,000.

     During the quarter ended April 30, 2003, the Company granted stock options to purchase 1,500,000 shares of common stock to two directors (whom are also employees) and options to purchase 200,000 shares of common stock to an employee. All of these option grants are exercisable at $.50 per share. The market price of the Company's common stock on the date of grant was $.22 per share.

Item 3. Defaults Upon Senior Securities

     None.


Item 4. Submission of Matters to a Vote of Security Holders

     None.


Item 5. Other Information

     None.


Item 6. Exhibits and Reports on Form 8-K

     Exhibits:

       Exhibit 99.1  Certification of Chief Executive Officer

       Exhibit 99.2  Certification of Chief Financial Officer

     Reports on Form 8-K:

     None.

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


                                    College Partnership, Inc.



Date: June 16, 2003                 By: /s/ Douglas C. Rother
                                    --------------------------------------------
                                            Douglas C. Rother
                                            Chief Executive Officer



Date: June 16, 2003                 By: /s/ John J. Grace
                                    --------------------------------------------
                                            John J. Grace
                                            Chief Financial Officer

I Douglas C. Rother, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of College Partnership, Inc.

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

June 16, 2003

By: /s/ Douglas C. Rother
    ---------------------
Douglas C. Rother
Chief Executive Officer

I, John J. Grace, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of College Partnership, Inc.

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

June 16, 2003

By: /s/ John J. Grace
    -----------------
John J. Grace
Chief Financial Officer


21