Form 10KSB
period 2003-07-31
COLLEGE PARTNERSHIP INC
filed 2003-11-17
CIK 1103137

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                   FORM 10-KSB

           [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended July 31, 2003

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                         Commission File Number 0-30323

                            COLLEGE PARTNERSHIP, INC.
                            -------------------------
                 (Name of small business issuer in its charter)

                 Nevada                                    84-1416023
                 ------                                    ----------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

       333 South Allison Parkway, Suite 100, Lakewood, Colorado 80226-3115
       -------------------------------------------------------------------
               (Address of principal executive offices)         (Zip Code)

                  Registrant's telephone number: (303) 804-0155

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock $0.001 par value
                          -----------------------------
                                (Title of Class)

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     For the most recently completed fiscal year, the registrant's revenues were $17,642,480.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of November 11, 2003 was $2,148,035, computed by reference to the average bid and asked price of registrant's common stock as of November 11, 2003.

     The number of shares of the registrant's common stock outstanding as of November 11, 2003 was $27,066,307.

     Transitional Small Business Disclosure Format (check one): Yes [__] No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE -

                                      None
================================================================================

                                TABLE OF CONTENTS

                                     Part I

Item 1.   Description of Business..............................................3

Item 2.   Description of Property..............................................6

Item 3.   Legal Proceedings....................................................6

Item 4.   Submission of Matters to a Vote of Security Holders..................6

                                     Part II

Item 5.   Market for Common Equity and Related Stockholder Matters.............7

Item 6.   Management's Discussion and Analysis or Plan of Operation............8

Item 7.   Financial Statements................................................15

Item 8.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure............................................15

Item8A.   Controls and Procedures.............................................15

                                    Part III

Item 9.   Directors and Executive Officers of the Registrant .................16

Item 10.  Executive Compensation..............................................18

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.....................................20

Item 12.  Certain Relationships and Related Transactions......................23

Item 13.  Exhibits, List and Reports on Form 8-K..............................23

Item 14.  Principal Accountant Fees and Services..............................23

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

                                     PART I

Item 1. Description of Business.

Overview

     We are a full-service education and career preparation company, offering students and their families resources and services to help them discover and achieve their career and educational goals. Our objective is to provide educational resources that will help families reduce college costs, save time, decrease family stress, and identify the best colleges for the student. Specifically, we provide information products and services to high school students to assist in career planning, college course selection, college selection, college entrance testing, and searches for merit awards and financial aid. These products consist of printed materials, videocassettes, and test preparation, college major and career assessment software and databases accessed through CD-ROM or the Internet.

     We market our products and services through scheduled seminar workshops held throughout the United States, through direct sales representatives and through our Website. The majority of our products and services are sold as a bundled package referred to as the College Action Plan, or "CAP". We believe our proprietary databases, instructional materials and services are among the finest in the industry and are economically priced. Our customers, typically the parents of high school students, purchase the College Action Plan either by making a cash or credit card payment or by installment note, with the average sale approximating $1,285.

     Our combined products and services fill an important need for secondary students and their parents. In most communities, these products and services are not adequately-provided either in the secondary schools or by other industry participants who generally only specialize in a portion of the services we provide.

     In 2003, we successfully focused on increasing revenue through increased and more effective sales and marketing efforts. During that time period, we made the following acquisitions:

     In June 2003, the Company acquired primarily all the assets of MeritMoney, a web based scholarship search company for a total purchase price of $328,799. MeritMoney allows the user to access scholarships at most of the colleges in the

United States to understand the scholarships available at the college and the award's criteria. The purchase price included: a) $125,000 note payable with interest at 5% and payable monthly over two years; b) 200,000 shares of $.001 par value, Convertible Preferred Series A Stock with a dividend rate of 6% and a conversion rate of $1.00; and c) legal fees and travel expenses totaling $11,723. The note was discounted by $7,923 to 11.5%, which reflects our estimated borrowing rate. The assets acquired consist of technology based intangible assets, including internet domain names, college and scholarship data bases, website and search engine source code, third party software licenses and related documentation.

     Prior to the acquisition, we purchased password codes from MeritMoney for our customers at a purchase price of $12. With the purchase of the MeritMoney assets, we will no longer need to purchase these passwords and MeritMoney as a separate company will no longer continue to operate. Our cost per access code will be reduced from $12 each to less than $5 each.

     We initially went public in January 1998, reincorporated in Nevada effective August 1, 2001, changed our name to College Partnership, Inc. in May 2003 and acquired the Merit Money assets in June 2003. Our executive offices are located in Lakewood, Colorado and we perform fulfillment and reservation services in Dallas, Texas.

Market Assessment

     Consumer demand is strong for professional, high quality assistance in helping high school students identify, prepare for, and gain acceptance into college. University attendance is at an historic high with more than 15 million students enrolled, and the number of attendees is expected to grow fueled by the number of so-called "Echo Boomers," the children of the baby boomers, reaching college age. Approximately, 4 million students enter high school each year and become candidates searching for the "right" college or vocational school. The cost of a university education is also continually increasing, approaching $30,000 a year at many private universities. At the same time competition for acceptance at many colleges has intensified. Accordingly, families are becoming increasing aware of the need to prepare carefully for all aspects of the college admissions process. While over $64 billion in financial aid is available annually in the United States, the complexity and confusion in accessing these funds results in an estimated $6 billion in financial aid going unclaimed each year. Over the past five years, we have assisted tens of thousands of students in receiving in excess of $500 million in financial assistance, prepare for college entrance testing, and make informed college and course selections based on academic qualifications, attitudinal profile testing and proprietary databases.

Product and Service Offerings

     We currently provide the following primary product and service offerings to satisfy this market need:

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

     We have developed the College Action Plan to achieve two important objectives. Our first objective is to educate and support the student and his or her family in discovering what they are looking for in a college education. By helping our students identify their personal goals and desires, we can then match each student with the "right" colleges or universities. Our second objective is to take into account a family's finances, because choosing the "right" college also involves affordability. Our program is designed to not only identify colleges and universities that meet the family's preferences and desires, but to also find schools they can afford. We believe this second objective, which is not addressed by most of our competitors, provides us with a significant competition advantage. The price of this program is $1,295, including test prep.

Student Athlete Promotion

     We also provide a service that promotes students for athletic scholarships to prospective colleges and universities. We provide this service through our system of national network local "scouts" that work with student athletes, and their parents. The price for this program is $995, or $1,295 with test prep.

Sales and Marketing

     We have been selling our core products and services for over nine years through weekend workshops held in approximately 300 locations throughout the United States. Our weekend workshops generally last one hour and there is no cost to attend. More than 60,000 families attended these workshops in 2003, and this year we expect to sponsor more than 3,500 weekend workshops across the nation and expect over 75,000 families to attend.

     During 2003, we expanded our geographic reach to offer our products to a greater percentage of the population. In addition, in the last three months we have tested a web-based marketing campaign that had yielded positive results. We believe that expanding our sales and marketing efforts to include an Internet strategy as well as expanding our geographic reach has and will continue to positively impact the Company's revenue.

Technology

     We have invested millions of dollars in the development of our products and services. We continuously enhance our products and services through our in-house development team and in consultation with the experts in the education arena. In addition, we have been granted a patent for the proprietary processes, algorithms and procedures used in our business. This process consists of a sophisticated matrix for identifying the most suited and affordable college for each individual student client.

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

Competition

     We compete in a highly fragmented marketplace for our products and services. Although we do not believe there are any businesses that presently provide our comprehensive product offering, in the future, we expect increased competition from both new and established companies across our product line. In addition, a number of smaller competitors sell, at workshops, products and services similar to a portion of our product offerings. There are also many small, independent, localized consultative college planning and preparation sole practitioners along with internet based companies that provide similar products and services.

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

     We believe that the principal competitive factors in our primary market include the following: brand recognition; ability to demonstrate measurable results; overall quality of user experience with our products and services; quality of materials and workshops advisors; alignment of offerings with specific needs of students and parents; and value and availability of our products and services. We believe that our primary competitive advantages are the breadth of products and services incorporated into our CAP product, a focus on matching a families' income with college tuition costs, the economic value of our CAP product, and our marketing methods.

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

Employees

     As of July 31, 2003 we had approximately 67 employees, of which 52 were employed full time. In addition, we contract with approximately 140 independent contractor regional directors and sales representatives located throughout the United States, whom we pay on a commission basis.


Item 2. Description of Property.

     We lease approximately 6,140 square feet of office space from a non-affiliated third party at 333 South Allison Parkway, Suite 100, Lakewood, Colorado, 80226. This lease expires on July 31, 2005 and requires monthly lease payments of $10,678.

     We also lease approximately 13,357 square feet of office space from a non-affiliated third party at Bank America Tower, 8801 West Freeway, Grand Prairie, Texas 75051. This lease expires on June 30, 2005 and requires monthly lease payments of $18,868.


Item 3. Legal Proceedings.

     We are involved in claims, legal actions, regulatory inquiries and interpretations arising in the ordinary course of our business, the resolution of which is not expected to have a material effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     On May 28, 2003, we held our annual shareholders meeting. At the meeting the shareholders voted on (1) the election of Vernon R. Alden, John J. Grace, Janice A. Jones, Rick N. Newton, Douglas C. Rother, and Wayne M. Ruting as directors, (2) the amendment of our articles of incorporation to change our name to "College Partnership, Inc." and (3) the ratification of the appointment of Hein + Associates LLP as our independent auditors for the fiscal year ending July 31, 2003. The results of the voting were as follows:

     1.   Election of Directors:

                                  For               Withheld         Abstain
                                  ---               --------         -------
            Vernon R. Alden       11,810,029        2,000,000        200
            John J. Grace         11,810,029        2,000,000        200
            Janice A. Jones       11,810,029        2,000,000        200
            Rick N. Newton        11,810,029        2,000,000        200
            Douglas C. Rother     11,810,029        2,000,000        200
            Wayne M. Ruting       11,810,029        2,000,000        200

     2. Ratification of Amendment of articles of incorporation for corporate name change:

                    For              Against           Abstain
                    ---              -------           -------
                    13,808,769       0                 1,460

     3.   Ratification of Appointment of Hein & Associates LLP as Independent
          Auditors:

                    For              Against           Abstain
                    ---              -------           -------
                    11,810,229       0                 2,000,000


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

     Our common stock is currently traded on the OTC Bulletin Board under the symbol "CPGA". The following table sets forth the range of high and low bid quotations for each fiscal quarter within the last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

           Fiscal Quarter Ended             High Bid          Low Bid

           October 31, 2001                   $0.17            $0.05
           January 31, 2002                   $0.06            $0.02
           April 30, 2002                     $0.19            $0.05
           July 31, 2002                      $0.20            $0.10

           October 31, 2002                   $0.18            $0.11
           January 31, 2003                   $0.39            $0.11
           April 30, 2003                     $0.34            $0.21
           July 31, 2003                      $0.50            $0.16


     As of November 1, 2003, there were 178 record holders of our common stock. Based on reports from Corporate Stock Transfer, as of April 30, 2003 we believe that there are approximately 1,193 shareholders who beneficially own our shares.

Dividends

     Since our inception, no cash dividends have been declared on our common stock and we currently anticipate that we will retain all available funds for use in the operation of the business. Accordingly, we do not anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     During fiscal 2003, the Company issued 500,000 shares of common stock to officers and directors for compensation of $135,000, of which $83,333 was related to the prior year.

     During fiscal 2003, the Company issued 55,835 shares of common stock to third parties for services valued at $8,051.

     During fiscal 2003, the Company issued 75,174 shares of common stock to directors for fees valued at $13,352.

     During fiscal 2003, 170,000 shares of common stock were returned to the Company and canceled as a result of a modification of the agreement for professional services lowering fees by $22,950.

     During fiscal 2003, the Company repurchased 17,500 shares of common stock valued at $4,000 and canceled and returned them to unissued shares.

     During fiscal 2003, 1,996 shares of common stock held in the Company's name were canceled and returned to unissued shares.

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

     As discussed below, we modified and improved our CAP product and commenced delivery of the new CAP product in May 2002. These changes, in addition to enabling us to deliver a substantial portion of our CAP products and services to our customers earlier, are expected to improve customer satisfaction, the return rate of the completed questionnaires, collections and our customer's ability to use our products and services. In addition, revenue recognition resulting from the earlier delivery of such products will more closely match our expenses.

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

Revenue

     Revenue is recognized consistent with Staff Accounting Bulletin No. 101 (SAB 101)

     Commencing May 2002, we began to deliver the majority of the CAP product and services shortly after contract execution and delivery of the customized college selection matching report separately as it requires the customer to provide us with a completed questionnaire. Therefore, beginning in May 2002 we began recognizing 75% of the revenue received under the CAP agreements when the CAP products and services, excluding the customized report, were delivered. We recognize the remaining 25% of revenue upon delivery of the customized report. Under our new CAP delivery process we generally recognize 75% of our revenues within 60 days of the agreement execution date, whether the questionnaire is submitted or not. Historically, over 80% of our customers who return their questionnaire do so within 90 days after contract signing, at which time the CAP was completed and shipped and we recognized 100% of the CAP contract revenue.

     Customers continue to have the option to pay the full contract price when the contract is signed, in four equal installments payable the first four months of the contract or in twelve equal monthly installments. Customers have the right to cancel the contract for a full refund within three days of contract signing. The initial down payment amounts received under contracts are not recorded until the three-day refund period has expired. We are currently testing different pricing and payment methods to optimize revenue and improve collections.

Deferred Revenue

     Deferred revenue is recorded for cash received in advance for products and services the Company is obligated to provide. Cash collections are directly related to the number of customer contracts signed not to the amount of revenue recognized in the period.

Cost of Sales

     The Company expects to change its method of accounting for marketing costs in its fiscal 2004, upon achieving certain goals. The Company currently expenses all of its marketing costs as incurred. Management believes it may be preferable to capitalize marketing costs and expense them as the associate revenues are being recognized in accordance with SOP 93-7 "Reporting on Advertising Costs". Such costs have previously not been capitalized, as the Company has not yet fully refined the required correlation between its direct marketing costs and revenues as required under SOP 93-7. The Company believes it can demonstrate historical patterns that its direct mail campaigns have direct correlation to its sales in fiscal 2004. Upon adoption, the Company believes this new method of accounting for advertising costs will provide a better matching of costs with their related revenues. Based upon our analysis of marketing costs incurred through July 31, 2003, the cumulative effect of this accounting change would have been approximately $1,650,000, which upon adoption will be recorded as a one time increase to net income and will reduce the shareholder's deficit by the same amount. It is also expected that this change will generally result in lower marketing costs per reported period relative to revenue as the Company continues to increase its direct marketing efforts. The incremental marketing expense incurred in fiscal 2003 would have reduced the net loss by approximately $650,000.

Allowance for bad debts

     The allowance for bad debts are material estimates made by the Company. The Company estimates its allowance based on historical collection and loss rates and as with all estimates, actual amounts may be different than estimates and subject to change as additional information becomes available.

Expenses

     Approximately 80% of our direct expenses are incurred before or within five weeks from the time a customer enters into a contract with us. Approximately 32% of these direct expenses are deferred to be expensed along with the related revenue recognized upon shipment of the products as discussed above. Direct workshop marketing costs, which are included in cost of sales in the statements of operations, are expensed prior to delivering the products to customers. Accordingly, expenses recognized historically have been disproportionately high as compared to reported revenue.

Unused Contract Gain

     Historically, of the 20% of our customers who do not return the questionnaire within 60 days, 35% never complete the questionnaire at all. Beginning in the quarter ended April 30, 2002, we had obtained sufficient historical experience to begin to recognize in income the deferred revenue (and to expense the related deferred expense) of these unused contracts. Our historical experience indicates that we begin to recognize as income the deferred revenue relating to unused contracts over the period of time beginning the second half of the student's senior year, when most applications are finalized and the need for our services diminish. The application of this policy through July 31, 2003 has reduced deferred revenue by $643,410 and $849,665 and deferred customer contract expenses by $279,837 and $321,273, which resulted in $363,573 and $528,392 being included in income as gain on unused contracts for the fiscal years ended July 31, 2003 and 2002, respectively. As of July 31, 2003, however, deferral of revenues relating to the customer's undelivered product elements was over $2,548,123 and the related prepaid expenses were over $649,121.

Intangible and Other Assets

     Intangible and other assets consist primarily of the excess purchase price of acquired business over the net assets acquired (goodwill) and recruiting systems methodologies and databases acquired in business combinations. Intangible assets and systems methodology and databases, which represent the excess of purchase price over fair value of net assets acquired, are amortized on a straight-line basis over 10 years. As of August 1, 2002, we adopted Statement of financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under the requirements of this SFAS, goodwill is no longer amortized but rather tested periodically for impairment using a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business one level below the operating segment ("component" level) if discrete financial information is prepared and regularly reviewed by management at the component level. An impairment charge is recognized for any amount by which the carrying amount of a reporting unit's goodwill exceeds its fair value. We use discounted cash flows to establish fair values. Our policy is to test goodwill for impairment annually as of July 31, our fiscal year end.

     Our policy is to review the carrying amounts of intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other items. In evaluating the recoverability of other intangible assets, our policy is to compare the carrying amounts of such assets with the estimated undiscounted future operating cash flows. In the event impairment exists, an impairment charge would be determined by comparing the carrying amounts of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted rate. In addition the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

Financial Condition for Year Ended July 31, 2003 as Compared to July 31, 2002

Total Assets

     Total assets have increased 7.1%, from $7,332,760 at July 31, 2002 to $7,851,236, at July 31, 2003. The increase was primarily due to: (1) an increase in net trade receivables of $296,601, plus (2) an increase in other current assets of $201,135; and (3) an increase in notes receivable from financing of $164,140. This was partially offset a decrease of deferred customers contract expensed of $187,730.

Total liabilities

     Total liabilities increased 7% from $10,672,588 at July 31, 2002 to $11,406,834 at July 31, 2003. Current liabilities increased 13% from $8,129,641 at July 31, 2002 to $9,170,195 at July 31, 2003. The increase in current liabilities is primarily a result of: (1) an increase in notes payable on financing of $1,014,971 secured by trade accounts receivable and (2) an increase in accounts payable of $528,747. This was partially offset by customer contracts sold for which revenue has not been recognized.

Stockholders' Equity

     Stockholders' equity decreased from a deficit of $3,339,828 at July 31, 2002 to a deficit of $3,555,598 at July 31, 2003, primarily because of the net loss incurred during the fiscal year ended July 31, 2003.

Working Capital

     Working capital decreased by $647,527 to a negative $4,056,410 balance as of July 31, 2003 from a negative $3,408,883 balance as of July 31, 2002. This decrease in working capital is primarily attributed to the $1,014,971 increase in debt financing, net of a $296,601 increase in accounts receivable, plus an increase in accounts payable of $528,747 relating to expanded mailings partially offset by $463,178 of customer contracts sold for which revenue has not been recognized. Management plans to manage the deficit through decreasing costs, increasing the number of units delivered and contracts sold, and expects improving profitability to gradually eliminate the working capital deficit.

Results of Operations for Year Ended July 31, 2003 as Compared to July 31, 2002

Revenue

     For the fiscal year ended July 31, 2003, total revenue increased $5,398,051, or 44%, to $17,642,480, as compared to $12,244,429 for 2002. We expect revenue to continue to increase in fiscal 2004 based on continuing improvements to our business; specifically, expansion of our direct marketing campaigns to improve workshop attendance and effective use of the Internet as both a marketing and product delivery medium.

     While the Company's revenues increased 44% in fiscal 2003 over 2002 as a result of increased attendance at its workshops, the Company experienced a decline in the rate of growth beginning toward the end of the third quarter and continuing through the first quarter of fiscal 2004. This decline was caused by a lower rate of workshop attendance due to, we believe, the war in Iraq, the weakness in the economy, delayed mail drops and a lower sales rate associated with a 35% expansion of our sales force in the fourth fiscal quarter of 2003. These factors plus higher marketing and operating expenses have resulted in significant operating losses in the fourth quarter of fiscal 2003 and to a lesser extent, the first quarter of fiscal 2004.

     We have recently experienced improvements in these trends and expect our operating results to substantially improve in the second quarter of fiscal 2004 and a modest increase in annual revenue from our core business for fiscal 2004 over fiscal 2003.

     Our CAP product currently accounts for approximately 98% of our total revenue. Our CAP deliveries for the fiscal year ended July 31, 2003 were 13,205 (net contract signings were 15,806).

     The number of CAP agreements entered into with our customers, net of cancellations, for the five most recent quarters were:

                Three-Months Ended:
                -------------------

                July 31, 2002             3,392
                October 31, 2002          4,341
                January 31, 2003          3,722
                April 30, 2003            4,258
                July 31, 2003             3,486

The number of weekend workshops varies from quarter to quarter depending on holidays: there were 10, 12, 10, 13.5 and 10.5 workshop weekends in the fiscal quarters ended July 31, 2003 through July 31, 2002, respectively. Seasonality is impacted by the number of workshop weekends and also by lower turnouts during the November and December holiday season and the summer vacation period.

Cost of Sales

     The cost of sales for 2003 increased $4,900,977, or 62%, to $12,857,129 from $7,956,152 for 2002. The increase in cost of sales is primarily attributable to the increase in unit sales and the associated higher sales and marketing costs. As a percentage of student services revenue, cost of sales was 73% for the current year, as compared to 65% for the prior year. Cost of sales increased as a percentage of revenue primarily due to higher sales and marketing costs as a result of our expansion of sales regions to offer our products to an expanded audience. Cost of sales is comprised primarily of sales and marketing costs along with the production costs for our product deliverables.

Operating Expenses

     Operating expenses for 2003 increased $339,006 or 19% to $2,120,590 from $1,781,584 for 2002 due to expenses related to increased revenues. Included in this are costs relating to the management and support of its fulfillment, sales and sales delivery activities, which direct costs are included in cost of sales.

General and Administrative Expenses

     General and administrative expenses for 2003 increased $157,862 or 9% to $1,931,762 from $1,773,900 primarily due to expenses at corporate headquarters relating to selected senior management, support staff, consulting, centralized accounting, legal and accounting and royalties.

Depreciation and Amortization

     Depreciation and amortization decreased 40%, or $208,161, to $310,947 for 2003, as compared to $519,108 for 2002. The decrease in depreciation and amortization was due to the adoption of FAS 141 in fiscal 2002 whereby goodwill is no longer amortized.

Bad Debt Expense

     Bad debt expense increased by $93,629 to $1,309,618, or to 7.4%, of student services revenues as compared to 10% for 2002. The increase is due to a large increase in sales, and the decrease in percentage is due to more effective collection efforts.

Operating Loss

     Our operating loss for 2003 decreased by $114,707, to $887,597 compared to $1,002,304 in 2002. The decrease in the operating loss was due to increased revenues partially offset by related marketing expenses as well as a decline in our marketing effectiveness due to economic factors. However, when considering the gain on unused contracts that are a continuing part of our business (see non-operating income below) our operating loss for fiscal 2003 would have resulted in loss of $524,024.

Non-Operating Income (Expense)

     Net interest for 2003 decreased 67%, or $76,017, to $(37,199), as compared to $(113,216) for 2002. The decrease in net interest relates primarily to more favorable receivable financing.

     The gain on unused contracts represents deferred revenues of $643,410 and $849,665 less related deferred expenses of $279,837 and $321,273 for the fiscal years ended July 31, 2003 and 2002, respectively. The gains resulting from these activities are recurring in nature and indigenous to our business activities. Such gains, or profits, are either reflected in operating income (as revenue, less cost of sales) if the customer is shipped the product and the contract is fulfilled, or it is reflected as a gain on unused contracts if the customer doesn't provide us with personalized data required to complete delivery of the product. In either case the Company is contractually entitled to the revenues. It is expected that future gains from unused contracts will be lower (and substantially offset by corresponding increases in operating income) since (1) a recently introduced simplified personalized data questionnaire has resulted in improved returns and (2) a major portion of the CAP will be shipped even if the personalized data questionnaire is not returned by the customer. There may also be additional recurring gains (or operating income) in the future due to anticipated increases in volume of contract signings.

     The gain on settlement was $0 for the fiscal year 2003, and $188,697 for 2002. This gain was a one-time gain associated with the favorable outcome of an arbitration claim and is not a recurring item.

Net Loss and Net Loss per Share Attributable to Common Stockholders

     Net loss for fiscal 2003 was $562,223, as compared to $398,431 for 2002. The basic and diluted net loss per share attributable to common stockholders for each fiscal year, 2002 and 2003, was $0.02.

Liquidity and Capital Resources

     The Company reported a loss of $562,223 and $1,010,932 for the twelve and three months ending July 31, 2003 primarily due to increased sales and marketing costs associated with the expansion of our regions to offer our products to an expanded audience as well as a decrease in our direct mail response rate due to economic factors and, we believe, the war in Iraq. This trend is expected to continue into the first quarter of the new fiscal year. Several initiatives have begun to be implemented in the first quarter of the 2004 fiscal year, which if successful will increase our marketing effectiveness and reduce sales and marketing costs and improve efficiencies within our direct marketing campaigns, and accordingly, significantly improve operating results in subsequent quarters.

     Our primary sources of liquidity and capital resources historically have been principally financing of our contract receivables and cash generated from operations. Cash used for payment of operating costs has offset these sources of cash flows.

     A portion of the costs and operating deficits incurred for the fiscal year 2003 were funded by a financing of our on and off balance sheet customer contract receivables, the deferral of compensation by certain executives, the deferral of payments to certain vendors and related parties, and stock issued for services.

     In summary, management believes that our cash requirements through next year will be satisfied by the following sources: (1) cash expected to be generated from operations, (2) obtaining further senior debt financing, (3) possible subordinate debt financing, (4) possible equity financing. No assurance can be given, however, that we will be successful in obtaining additional capital to take advantage of replacing existing obligations at a significant discount and fund future expansion and at what terms such capital will be available.

     As reflected in our statement of cash flows, during fiscal 2003, we used $353,923 cash in operations as compared to $409,447 in fiscal 2002. Uses of cash in operations in fiscal 2002 consisted of increased accounts receivables, net of the increase in the bad debt provision, and our net loss.

     In fiscal 2003, cash provided by financing activities of $352,877 consisted primarily of the placement of both on and off balance sheet customer contract receivables, net of payments and reserves against such financed contracts. Cash used in investing activities in fiscal 2003 was $123,933 to purchase property and equipment.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material .

Factors Affecting Our Business and Prospects

     We do not believe the revenues and operating results of fiscal 2003 are comparable to the prior year and most likely will not be comparable to future periods. As discussed under "Critical Accounting Policies" above, the method used for recognizing revenue from January 1, 2001 through April 30, 2002, differed from that currently used. The changes implemented in May 2002, will also result in revenue recognition coming closer to the period of contract signings and will more closely match such revenues with the costs incurred. A substantial portion of the costs relating to the generation of such revenues is recognized as an operating cost when incurred and therefore have had the effect of increasing operating costs before the related revenues were recognized. Accordingly, operating results of each quarter are not necessarily indicative of future or past quarters as the number of new contracts signed does not coincide with the number of contracts under which product was delivered. In addition, management believes that our business is somewhat seasonal with average customer contract signings declining in the period beginning at Thanksgiving and ending at the New Year's Holiday.

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

     Recent Pronouncements - In December 2002, the FASB issued Statements of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation- Transition and Disclosure-An Amendment of FASB Statement 123" (SFAS 123"). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (a) restate all periods presented (retroactive restatement method), or
(b) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning after December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans to continue using this method to account for stock options. Therefore, the Company does not intend to adopt the transition requirements as specified in SFAS 148. The Company adopted the new disclosure requirements of SFAS148 in the financial statements attached herewith.

     In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 21, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial position or results of its operations.

Item 7. Financial Statements.

     Consolidated Financial Statements are included herein beginning on page
F-1.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

Item 8A. Controls and Procedures.

     As of July 31, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings other than as follows:

     During the annual audit, our auditors noted that a lack of accounting support, as a result of a substantial growth in our revenues, the consolidation of accounting functions in Denver, Colorado and timing of extraction of data from our accounting system resulted in a material weakness in internal controls. To address this issue, during fiscal 2003 the Company has hired new and additional support staff and has implemented a project to further address changes which can be made to its data base information systems to improve the timeliness of its internal reporting.

     Other than the above issues, there has been no change in our internal control over financial reporting that occurred during the quarter ended July 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless how remote.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

     The following tables set forth information about our executive officers and directors.

Name                    Age                 Position
----                    ---                 --------

Douglas C. Rother       52       Chief Executive Officer, President and Director

Janice A. Jones         55       Executive Vice President-Corporate Development,
                                 Corporate Secretary and Director

John J. Grace           59       CFO, Executive Vice President and Member of the
                                 Board of Directors

Mark S. Eagle           45       Chief Operating Officer

Vernon R. Alden         79       Director

Rick N. Newton          50       Director

Wayne R. Ruting         56       Director

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

     JANICE A. JONES, Ph.D., Co-Founder, our Vice President-Corporate Development since March 2000, a director since 1997 and our Corporate Secretary since 1998. Dr. Jones also founded and has been a director of Chartwell International Inc. since its inception in 1984 and has been its Chief Executive Officer since 1990. Dr. Jones holds a Ph.D. and a Masters degree in Social Sciences from Yeshiva University, and a B.A., from Hunter College. She received the Hunter College Hall of Fame Award in 1986.

     JOHN J. GRACE, Co-Founder, our Executive Vice-President since February 2000, a member of our Board of Advisors since 1997, on the Board of Directors since April, 2003, and was our Chief Financial Officer from September 2000 until February 2002 and again from February 2003 to present. Prior to February 2000, Mr. Grace has worked with us in an advisory capacity on a variety of matters including acquisitions, development of products and services, managerial appointments and finance. Prior to 1993, Mr. Grace was a founding trustee at a think tank from 1987 to 1990, a Senior Fellow and was its Executive Director in 1995 and 1996. Prior to such time, Mr. Grace was a Managing Partner at Coopers & Lybrand (now Price Waterhouse Coopers) where he spent 28 years in various senior positions. Mr. Grace holds a B.S. in accounting from the University of Scranton and is a Certified Public Accountant.

     MARK S. EAGLE has been our Executive Vice President of Administration and Information Technology since July 2002 and became Chief Operating Officer in May 2003. Prior to joining us, Mr. Eagle spent 15 years with Columbine JDS Systems, Inc. where he most recently served as Executive Vice President of Software and Services. Mr. Eagle received a B.S. degree in computer science with a minor in psychology from Rensselaer Polytechnic Institute.

     VERNON R. ALDEN has been a director since November 2002. Dr. Alden previously served as President of Ohio University and Associate Dean of the Harvard Business School. In addition, Dr. Alden helped establish Japan's first graduate school of business administration at Keio University. During his career, Dr. Alden served on the boards of Colgate-Palmolive Company, Digital Equipment Corporation, The McGraw-Hill Companies, The Mead Corporation, and the Boston Safe Deposit and Trust Company. He continues to serve as a director of Sonesta International Hotels and as an independent general partner of three Merrill Lynch-Lee Acquisition Funds. Dr. Alden was also appointed by President Lyndon Johnson as Chairman of the Task Force Committee focused on planning the U.S. Job Corps. Dr. Alden received a B.A. from Brown University, an M.B.A. from Harvard Business School and L.L.D., L.H.D. and LITT.D. from various colleges and universities.

     RICK N. NEWTON has been a director since April 1999, and was our Chairman of the Board from April 1999 to December 2000. From November 1996 to March 1999, he was Director of Corporate Finance Services at American Express Co., Denver, Colorado. From April 1990 to October 1996, he was CEO of Systems Science Institute. Mr. Newton received a B.S. in Engineering from the University of Colorado.

     WAYNE R. RUTING has been a director since July 2002. In July 2001, Mr. Ruting founded and is the Chairman have the Board and Chief Executive Officer of Decentrix, Inc., a leading edge software design company for web based collaborative commerce. Mr. Ruting was the Chairman of the Board of ClickThings, Inc. from April 1999 to July 2001. From March 1992 to August 2000, Mr. Ruting was the Vice Chairman of the Board and Chief Executive Officer of Columbine JDS Systems, Inc., a Colorado based software and services business. Mr. Ruting received a B.S. in Physics, a BE (Honors) in Electrical Engineering and an M.E. in Electrical Engineering from the University of NSW, Australia

     There are no family relationships between any of our directors or executive officers except that Janice A. Jones and John J. Grace are married to each other.

     Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake to provide to any person without charge, upon request, a copy of our Code of Ethics. Requests may be directed to College Partnership, Inc., 333 South Allison Parkway, Suite 100, Lakewood, Colorado 80226; attention Mr. Douglas C. Rother or by calling (303) 804-0155.

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

Vernon Alden filed one form late reporting one transaction. Douglas Rother filed two forms late reporting four transactions. Wayne Ruting filed two forms late reporting two transactions.

Item 10. Executive Compensation.

Summary Compensation Table

     The following table summarizes the total compensation of each person who served as our Chief Executive Officer during the 2003 fiscal year and any other executive officer whose total annual salary and bonus exceed $100,000 during this period.

                                  Summary Compensation Table
                                                                          Long-Term
                                                                         Compensation
                                                                            Award
                                                Annual Compensation
                                              ------------------------    Securities
                                                                          Underlying      All Other
 Name and Principal Position         Year     Salary ($)     Bonus ($)    Options (#)   Compensation ($)
---------------------------------    ----     ----------     ---------    -----------   ----------------
Jerome M. Lapin,                     2003    $ 37,500(3)      $ -0-           -0-            $-0-
Former chairman and former CEO       2002     116,917(3)                      -0-           6,000(2)
(retired as CEO January 2002,
and as Chairman March, 2003)

Douglas C. Rother,                   2003    $167,817(1)(4)   $ 8,330         -0-            $-0-
CEO (since January 2002)             2002     118,204(1)(4)    41,670       750,000        21,000(2)
and President

Janice A. Jones, Executive Vice      2003    $114,730(1)(5)   $ -0-         750,000          $-0-
President and Corporate Secretary    2002     101,000(1)(5)     -0-           -0-           3,000(2)

John J. Grace,                       2003    $130,654(1)(6)   $ -0-         750,000          $-0-
CFO and Executive Vice President     2002     122,000(1)(6)     -0-           -0-           3,000(2)

Mark S. Eagle, Chief Operations      2003     $108,846(7)     $45,833         -0-            $-0-
Officer (Executive Vice President    2002        8,333(7)       4,167       200,000        15,000(2)
July 2001 to April, 2003)

------------------

(1) Includes $2,000 and $1,076 in directors' fees received by Mr. Rother, $2,000 and $2,000 in directors' fees received by Dr. Jones; and $2,000 and $2,000 in received by Mr. Grace for his service as a member of our advisory board for 2003 and 2002 respectively.
(2)  Includes stock awarded as additional incentive to provide a loan to us.
(3) Includes $18,000 and $33,000 in deferred compensation in 2003 and 2002, respectively.
(4) Includes $78,170 and $12,951 in deferred compensation in 2003 and 2002, respectively.
(5) Includes $12,000 and $13,191 in deferred compensation in 2003 and 2002, respectively.
(6) Includes $5,835 and $24,000 in deferred compensation in 2003 and 2002, respectively.
(7) Includes $6,250 and $16,135 in deferred compensation in 2003 and 2002, respectively.

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


Option Grants Table

     The following table provides information relating to the grant of stock options to the named executive officers during the 2003 fiscal year.

                                               OPTION GRANTS IN LAST FISCAL YEAR

                                                      Individual Grants
                           ----------------------------------------------------------------------
                            Number of
                            Securities    % of Total
                            Underlying      Options      Fair Market
                             Options      Granted to    Value on Date    Exercise
                           Granted (#)   Employees in     of Grant       or Base      Expiration
Name                           (2)        Fiscal Year       ($/Sh)     Price ($/Sh)      Date
----                       -----------    -----------       ------     ------------      ----

Mr. Jerome M. Lapin            --             --              --            --            --

Mr. Douglas C. Rother       270,270          12.5%           $0.37        $0.50        See Note 1

Mr. John J. Grace           750,000          34.8%           $0.22        $0.50        See Note 2

Dr. Janice A. Jones         750,000          34.8%           $0.22        $0.50        See Note 2

Mr. Mark Eagle                 --             --              --            --            --

-----------------
(1) All options vest and become exercisable in four equal annual installments commencing on the first anniversary of the grant date. Such options are exercisable for a period of three years after the vesting date, after which time they expire.

(2) 187,000 options vested upon the date of grant and the remaining options vested in three equal annual installments beginning January 1, 2004. Such options are exercisable for a period of three years after the vesting date, after which time they expire.


Aggregated Option Exercises and Fiscal Year-End Option Values

     The following table provides information relating to the exercise of stock options during the 2003 fiscal year for each of the named executive officers and the 2003 fiscal year-end value of unexercised options.

                      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                 AND FY-END OPTION VALUES

                                                            Number of
                                                           Unexercised   Value of Unexercised
                                                            Options at   In-the-Money Options
                                                              FY-End           at FY-End
                                                                (#)              ($)(1)
                       Shares Acquired                    -------------  --------------------
                         on Exercise     Value Realized    Exercisable/      Exercisable/
        Name                 (#)              ($)         Unexercisable      Unexercisable
---------------------     ---------        ---------      -------------      -------------

Mr. Jerome M. Lapin          --               N/A               --              $--/--

Mr. Douglas C. Rother        --               N/A        187,500/562,500        $--/--

Mr. John J. Grace            --               N/A        187,500/562,500        $--/--

Dr. Janice Jones             --               N/A        187,500/562,500        $--/--

Mark Eagle                   --               N/A         40,000/160,000        $--/--


                                       19

----------------
(1) The market value of underlying shares of common stock is equal to the fair market value at July 31, 2003, $0.20 per share, less the option exercise price, multiplied by the number of shares of common stock in the money. No options were in-the-money as of July 31, 2003.

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


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

     The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the common stock, as of November 5, 2003:

                                           Number of Shares        Percent
Name and Address of Owner              Deemed Beneficially Owned   of Class
-------------------------              -------------------------   --------

Chartwell International, Inc.*                 5,947,641           22.0% (1)
Janice A. Jones*                              12,735,105           45.8% (2)
   Executive Vice President,
   Corporate Secretary and Director
John J. Grace*                                12,735,105           45.8% (3)
   Executive Vice President
Douglas C. Rother*                             2,061,083            7.5% (4)
   Chief Executive Officer
   and Director
Jerome M. Lapin*                               1,923,333            7.1%
   Former Chairman of the Board
J View, II*                                    1,500,000            5.5%
Rick N. Newton*                                  382,500            1.4% (5)
   Director
Mark S. Eagle*                                   351,235            1.3% (6)
   Chief Operating Officer
Wayne M. Ruting*                                 342,200            1.3% (7)
   Director
Vernon R. Alden*                                  55,674             .2% (8)
   Director
All Executive Officers and Directors          15,927,797           55.7% (9)(10)
as a group (6 persons)

-----------------
* The principal business address is 333 South Allison Parkway, Suite 100, Lakewood, Colorado 80226.

** Shares of our common stock are considered beneficially owned, for purposes of this table, only if held by the person indicated, or if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of such security, or if the person has the right to acquire beneficial ownership within 60 days, unless otherwise indicated. The foregoing share amounts include the following number of shares which may be acquired pursuant to stock options exercisable within 60 days of November 5, 2002.

(1) Dr. Janice A. Jones currently serves as an officer and director of Chartwell International, Inc. and currently beneficially owns 87% of its common stock. Accordingly, Dr. Jones may be deemed to have beneficial ownership of the shares of common stock owned by Chartwell International.

(2) Includes 600,000 shares issuable to Dr. Jones by Chartwell International upon her exercise of an option and 5,347,641 additional shares held by Chartwell Inc. Dr. Jones disclaims beneficial ownership of the shares beneficially held by her husband, John J. Grace.

(3) Includes 2,442,289 shares owned of record by John J. Grace, 450,000 shares of our common stock issuable from Chartwell International, Inc. upon exercise of an option held by Mr. Grace; 70,000 shares held jointly with Dr. Jones; 9,397,816 shares deemed beneficially owned by Dr. Jones, excluding the jointly owned shares and the shares Mr. Grace has an option to purchase from Chartwell International, Inc.; and, 375,000 shares issuable upon exercise of an option. Mr. Grace disclaims beneficial ownership of shares beneficially owned by his wife, Dr. Janice Jones.

(4) Includes 1,686,083 shares held directly and 375,000 shares issuable upon exercise of an option.

(5) Includes 72,500 shares held directly and 310,000 shares issuable upon exercise of an option.

(6) Includes 311,235 shares held directly and 40,000 shares issuable upon exercise of an option.

(7) Includes 317,200 shares held directly and 25,000 shares issuable upon exercise of an option.

(8) Includes 30,674 shares held directly and 25,000 shares issuable upon exercise of an option.

(9)  Includes 1,525,000 shares issuable upon exercise of options.

(10) This table is based on 27,066,307 shares of common stock outstanding on November 5, 2003.

Equity Compensation Plan Information

     The following table provides information about shares of our common stock that we may issued upon the exercise of options, warrants and rights under all of our existing compensation plans as of July 31, 2002.

                                                                                  Number of Securities
                                                                                 remaining available for
                                                                                  future issuance under
                              Number of securities to       Weighted-average      equity compensation
                              be issued upon exercise       exercise price of       plans (excluding
                              of outstanding options,     outstanding options,   securities reflected in
Plan category                   warrants and rights        warrants and rights         column (a))
-------------                   -------------------        -------------------         -----------
                                        (a)                       (b)                      (c)
                                        ---                       ---                      ---
Equity compensation plans
approved by the security
holders(1)                           1,764,360                    $0.50                 1,235,640

Equity compensation plans
not approved by security
holders(2)                           2,838,140                    $0.57                     0

Total                                4,602,500                    $0.54                 1,235,640

----------

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

     Eligibility. Officers, including officers who are members of our board of directors, directors and other consultants, advisors and key employees, as determined by the board of directors are eligible to receive benefits under the plan.

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


Item 12. Certain Relationships and Related Transactions

     We paid $73,516 and $7,167 in 2003 and 2002 respectively for various information system projects to Decentrix, Inc., a company in which Wayne Ruting is the Chief Executive Officer and primary shareholder and in which Mr. Rother is an investor.

     On July 28, 2002, we issued 400,000 shares of our common stock valued at $52,000 to Doug Rother, Jerry Lapin, Mark Eagle, Jack Grace and Janice Jones in exchange for their loan to us of $75,000, in the aggregate, plus their aggregate commitment to loan us an additional $75,000, if needed, to finance the cost to settle an arbitration with the former owner of College Bound Student Athletes. The interest rate on these notes is 10% per annum with interest payable monthly in the first year and the principal, with interest, paid monthly over the following three years. In addition, 50,000 shares were issued to Doug Rother in connection with the settlement.

     We believe that the terms of transactions with affiliates are the same as terms we would be able to negotiate with unaffiliated third parties.


Item 13. Exhibits, Lists and Reports on Form 8-K.

     (a) Exhibits. The exhibits are set forth in the Exhibit Index attached to this report and incorporated herein by this reference.

     (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed during the quarter ended July 31, 2003.


Item 14. Principal Accountant Fees and Services.

     Not applicable.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COLLEGE PARTNERSHIP, INC.

Date:  November 17, 2003                    By: /s/ Douglas C. Rother
                                            ------------------------------------
                                            Douglas C. Rother, Chief Executive
                                            Officer and President

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date:  November 17, 2003                    By: /s/ Douglas C. Rother
                                            ------------------------------------
                                            Douglas C. Rother, Chief Executive
                                            Officer and President and Director
                                            (Principal Executive Officer)


Date:  November 17, 2003                    By: /s/ John J. Grace
                                            ------------------------------------
                                            John J. Grace, Chief Financial
                                            Officer and Director (Principal
                                            Accounting Officer)


Date:  November 17, 2003                    By: /s/ Dr. Vernon R. Alden
                                            ------------------------------------
                                            Dr. Vernon R. Alden, Director


Date:  November 17, 2003                    By: /s/ Janice A. Jones
                                            ------------------------------------
                                            Janice A. Jones, Executive Vice
                                            President-Corporate Development,
                                            Secretary and Director


Date:  November 17, 2003                    By: /s/ Richard N. Newton
                                            ------------------------------------
                                            Richard N. Newton, Director


Date:  November 17, 2003                    By: /s/ Wayne Ruting
                                            ------------------------------------
                                            Wayne Ruting, Director

                                  EXHIBIT INDEX


Exhibit
Number              Description and Location
------              ------------------------

  2.1 Stock Purchase Agreement with Wayne O. Gemas. Incorporated by reference to Exhibit 2.1 of the Company's registration statement on Form 10-SB (File No. 000-30323) filed with the Commission on April 12, 2000.

  2.2               Amendments to Stock Purchase Agreement with Wayne O. Gemas.
                    Incorporated by reference to Exhibit 2.2 of the Company's registration statement on Form 10-SB/A, Amendment No. 2 (File No. 000-30323), filed with the Commission on July 20, 2000.

  2.3 Agreement to Acquire College Foundation Planners, Inc. by College Bound Student Alliance, Inc. Incorporated by reference to Exhibit 2.3 of the Company's registration statement on Form 10-SB/A, Amendment No. 2 (File No. 000-30323), filed with the Commission on July 20, 2000.

  2.4 Agreement and Plan of Reincorporation and Merger, dated May 2000, by and between College Bound Student Alliance, Inc., a Colorado corporation, and College Bound Student Alliance, Inc., a Nevada corporation. Filed herewith.

  3.1               Articles of Incorporation. Filed herewith.

  3.2               Certificate of Amendment to the Articles of Incorporation.
                    Filed herewith.

  3.3 Certificate of Designation Establishing the Series A Cumulative Convertible Redeemable Preferred Stock of the Company. Filed herewith.

  3.4               Bylaws. Filed herewith.

 10.1               Agreement with National College Recruiting Association.
                    Incorporated by reference to Exhibit 10.1 of the Company's registration statement on Form 10-SB (File No. 000-30323) filed with the Commission on April 12, 2000.

 10.2 Management Services Agreement with Chartwell International, Inc. Incorporated by reference to Exhibit 10.2 of the Company's registration statement on Form 10-SB (File No. 000-30323) filed with the Commission on April 12, 2000.

 10.3 Office Lease with The Intrepid Company. Incorporated by reference to Exhibit 10.4 of the Company's registration statement on Form 10-SB (File No. 000-30323) filed with the Commission on April 12, 2000.

 10.4 Employment Agreement with Rick N. Newton. Incorporated by reference to Exhibit 10.8 of the Company's registration statement on Form 10-SB (File No. 000-30323) filed with the Commission on April 12, 2000.

 10.5 Employment and Stock Option Agreement with Jerome M. Lapin dated August 9, 1999. Incorporated by reference to Exhibit
                    10.10 of the Company's registration statement on Form 10-SB (File No. 000-30323) filed with the Commission on April 12, 2000.

 10.6 Promissory Note to Chartwell International, Inc. dated January 28, 2000, as amended. Incorporated by reference to
                    Exhibit 10.11 of the Company's registration statement on Form 10-SB (File No. 000-30323) filed with the Commission on April 12, 2000.

 10.7 Promissory Note to Chartwell International, Inc. dated February 1, 2000 as amended. Incorporated by reference to
                    Exhibit 10.12 of the Company's registration statement on Form 10-SB (File No. 000-30323) filed with the Commission on April 12, 2000.

 10.8 Amendment to Agreement with National College Recruiting Association. Incorporated by reference to Exhibit 10.13 of the Company's registration statement on Form 10-SB/A, Amendment No. 2 (File No. 000-30323), filed with the Commission on July 20, 2000.

 10.9               Investment Agreement with Swartz Private Equity, LLC.
                    Incorporated by reference to Exhibit 10.14 of the Company's registration statement on Form 10-SB/A, Amendment No. 2 (File No. 000-30323), filed with the Commission on July 20, 2000.

 10.10 Office lease with SanTom Holdings, LLC. Incorporated by reference to Exhibit 10.17 of the Company's registration statement on Form 10-SB/A, Amendment No. 2 (File No. 000-30323), filed with the Commission on July 20, 2000.

 10.11 Custom Software Development and License Agreement dated March 1, 1998 between College Resource Management, Inc., and International Business Consulting, Inc. Incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-KSB for the year ended July 31, 2000 (File No. 000-30323).

 10.12 Cook Covington Operating Lease Agreement. Incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-KSB for the year ended July 31, 2000 (File No. 000-30323).

 10.13 Executive Employment Agreement dated October 6, 2001 by and between CBSA and John S. Chapman. Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-KSB for the year ended July 31, 2002 (File No. 000-30323).

 10.14 Executive Employment Agreement dated October 1, 2001 by and between CBSA and Douglas C. Rother. Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-KSB for the year ended July 31, 2002 (File No. 000-30323).

 10.15 2002 Incentive Plan, a description of which is set forth in the Company's definitive Proxy Statement filed with the Commission on April 24, 2002 (File No. 000-30323).

 10.16 Monterey Financial Services, Inc. Purchase and Service Agreements. Incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-KSB for the year ended July 31, 2002 (File No. 000-30323).

 10.17 Highlands Premier Acceptance Corporation Purchase, Security and Services Agreements. Incorporated by reference to
                    Exhibit 10.17 of the Company's Annual Report on Form 10-KSB for the year ended July 31, 2002 (File No. 000-30323).

 10.18 Universal Guardian Acceptance Purchase, Servicing and Collection Agreements. Filed herewith.

 21                 Subsidiaries of the Registrant. Incorporated by reference to
                    Exhibit 21 of the Company's registration statement on Form 10-SB/A, Amendment No. 2 (File No. 000-30323), filed with the Commission on July 20, 2000.

 31.1               Rule 13a-14(a) Certification of Chief Executive Officer.
                    Filed herewith.

 31.2               Rule 13a-14(a) Certification of Chief Financial Officer.
                    Filed herewith.

 32.1 Section 1350 Certification of Chief Executive Officer. Filed herewith.

 32.2 Section 1350 Certification of Chief Financial Officer. Filed herewith.

                          INDEPENDENT AUDITOR'S REPORT





Board of Directors
College Partnership, Inc. and Subsidiaries
Lakewood, Colorado


We have audited the accompanying balance sheets of College Partnership, Inc and Subsidiaries ("Company") as of July 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of College Partnership, Inc. and Subsidiaries as of July 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ HEIN + ASSOCIATES LLP
-------------------------
HEIN + ASSOCIATES LLP

Denver, Colorado
October 23, 2003

                             COLLEGE PARTNERSHIP, INC AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                      JULY 31, 2003 AND 2002

                                              ASSETS
                                                                           2003            2002
                                                                      ------------    ------------
CURRENT ASSETS
  Cash                                                                $    537,478    $    662,457
  Accounts receivable, net of allowance for doubtful accounts
      of $635,775 and $593,069  in 2003 and 2002, respectively           3,063,874       2,767,273
  Note receivable from financing                                           484,095         319,955
  Inventory                                                                139,336          95,476
  Deferred customer contract expenses                                      649,121         836,851
  Other current assets                                                     239,881          38,746
                                                                      ------------    ------------
          Total Current Assets                                           5,113,785       4,720,758

  Property and equipment, net of accumulated depreciation                  334,173         363,917
  Intangible and other assets, net of accumulated amortization
        of $1,134,668 and $977,366  in 2003 and 2002, respectively       2,389,649       2,218,151
  Other assets                                                              13,629          29,934
                                                                      ------------    ------------
          Total Assets                                                $  7,851,236    $  7,332,760
                                                                      ============    ============

                           LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable- Finance Companies                                    $  2,956,367    $  1,941,396
  Current maturities on long-term obligations                              357,482         583,919
  Current maturities of long-term obligations - related parties            447,816         291,459
  Accounts payable                                                       2,046,092       1,517,345
  Accrued liabilities                                                      814,315         784,221
  Deferred revenue                                                       2,548,123       3,011,301
                                                                      ------------    ------------
          Total Current Liabilities                                      9,170,195       8,129,641

LONG-TERM LIABILITIES
  Deferred system lease obligation                                         477,465         482,987
  Long-term obligations, less current mauturities                        1,625,263       1,644,098
  Long-term obligations to related parties, less current maturities        133,911         415,862
                                                                      ------------    ------------
             Total Long- Term Liabilities                                2,236,639       2,542,947
                                                                      ------------    ------------
          Total Liabilities                                             11,406,834      10,672,588

COMMITMENTS AND CONTINGENCIES (Notes 2 and 14)

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value, 10,000,000 shares authorized,
    200,000 Series A issued and outstanding                                    200            --
  Common stock, $.001 par value, 40,000,000 shares authorized;
    29,066,307 issued and 27,066,307 shares outstanding at July
    31, 2003, and 28,575,794 shares issued and 26,575,794 shares
    outstanding at July 31, 2002                                            27,067          26,576
  Additional paid-in capital                                             4,296,292       3,950,530
  Accumulated deficit                                                   (7,879,157)     (7,316,934)
                                                                      ------------    ------------
          Total stockholders' deficit                                   (3,555,598)     (3,339,828)
                                                                      ------------    ------------
Total liabilities and stockholders' deficit                           $  7,851,236    $  7,332,760
                                                                      ============    ============

                   See accompanying notes to consolidated financial statements.


                   COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       YEARS ENDED JULY 31, 2003 AND 2002

                                                       2003             2002
                                                  ------------     ------------

Revenue from student services                     $ 17,642,480     $ 12,244,429

Cost of sales                                      (12,857,129)      (7,956,152)
                                                  ------------     ------------
        Gross profit                                 4,785,351        4,288,277

Operating expenses                                   2,120,590        1,781,584
General and administrative expenses                  1,931,762        1,773,900
Depreciation and amortization                          310,978          519,108
Bad debt expense                                     1,309,618        1,215,989
                                                  ------------     ------------
                                                     5,672,948        5,290,581
                                                  ------------     ------------
        Loss from operations                          (887,597)      (1,002,304)

Gain on unused contracts                               363,573          528,392
Gain on  arbitration settlement                           --            188,697
Interest and financing expenses                        (37,199)        (113,216)
                                                  ------------     ------------
        Net loss                                      (561,223)        (398,431)

Dividends on preferred stock                            (1,000)            --
                                                  ------------     ------------
        Net loss attributable to common
        stockholders                              $   (562,223)    $   (398,431)
                                                  ============     ============

Net loss per share attributable to common
stockholders - based and diluted                  $      (0.02)    $      (0.02)
                                                  ============     ============

Weighted average number of common shares
outstanding, basic and diluted                      26,699,036       25,525,844
                                                  ============     ============


          See accompanying notes to consolidated financial statements.


                       COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                           YEARS ENDED JULY 31, 2003 AND 2002


                                       PREFERRED STOCK              COMMON STOCK
                                  -------------------------   --------------------------
                                    SHARES        AMOUNT        SHARES         AMOUNT
                                  -----------   -----------   -----------    -----------

Balance at July 31, 2001                 --     $      --      25,207,229    $    25,207

Common stock issued to
     directors and employees
     for services                        --            --       1,241,968          1,242
Common stock issued to
    third parties for loans              --            --         350,000            350
Common stock issued to
     third parties for services          --            --         584,665            585
Common stock issued for
    deferred compensation                --            --         794,032            794
Cancellation of common
    stock in connection with
    repurchase of franchise              --            --        (750,100)          (750)
Cancellation of common
    stock on settlement                  --            --        (852,000)          (852)


Net loss                                 --            --            --             --
                                  -----------   -----------   -----------    -----------

Balance at July 31, 2002                 --     $      --      26,575,794    $    26,576
                                  ===========   ===========   ===========    ===========

Common stock issued to
     directors and employees
     for services                        --            --          84,174             84
Common stock issued to
     third parties for services          --            --          55,000             55
Common stock issued for
     deferred compensation               --            --         500,000            500
Canellation of common stock
     held by the Company                 --            --          (1,996)            (2)
Cancellation of common stock
     on settlement                       --            --        (129,165)          (129)
Cancellation of common stock
      repurchased                        --            --         (17,500)           (17)
Issuance of preferred,
      Series A for acquisition        200,000           200
Net Loss                                 --            --            --             --
                                  -----------   -----------   -----------    -----------

Balance as of July 31, 2003           200,000   $       200    27,066,307    $    27,067
                                  ===========   ===========   ===========    ===========

Table continues on following page.


                       COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                           YEARS ENDED JULY 31, 2003 AND 2002

                                       (CONTINUED)


                                   ADDITIONAL                                  TOTAL
                                    PAID-IN      DEFERRED    ACCUMULATED   STOCKHOLDERS'
                                    CAPITAL    COMPENSATION    DEFICIT    EQUITY (DEFICIT)
                                  -----------  ------------  -----------  ---------------

Balance at July 31, 2001          $ 3,756,851    $    --     $(6,918,503)   $(3,136,445)

Common stock issued to
     directors and employees
     for services                     135,273         --            --          136,515
Common stock issued to
    third parties for loans            41,650         --            --           42,000
Common stock issued to
     third parties for services        82,719         --            --           83,304
Common stock issued for
    deferred compensation              84,139         --            --           84,933
Cancellation of common
    stock in connection with
    repurchase of franchise           (48,714)        --            --          (49,464)
Cancellation of common
    stock on settlement              (101,388)        --                       (102,240)


Net loss                                 --           --        (398,431)      (398,431)
                                  -----------    ---------   -----------    -----------

Balance at July 31, 2002          $ 3,950,530    $    --     $(7,316,934)   $(3,339,828)
                                  ===========    =========   ===========    ===========

Common stock issued to
     directors and employees
     for services                      15,069         --            --           15,153
Common stock issued to
     third parties for services        18,295         --            --           18,350
Common stock issued for
     deferred compensation            134,500         --            --          135,000
Canellation of common stock
     held by the Company                    2         --            --             --
Cancellation of common stock
     on settlement                    (17,921)        --            --          (18,050)
Cancellation of common stock
      repurchased                      (3,983)                                   (4,000)
Issuance of preferred,
      Series A for acquisition        199,800                                   199,800
Net Loss                                 --           --        (562,223)      (562,223)
                                  -----------    ---------   -----------    -----------

Balance as of July 31, 2003       $ 4,296,292    $    --     $(7,879,157)   $(3,555,798)
                                  ===========    =========   ===========    ===========


              See accompanying notes to consolidated financial statements.

                                      F-4 (continued)

                               COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   YEARS ENDED JULY 31, 2003 AND 2002

                                                                                    2003           2002
                                                                                -----------    -----------
Cash flows from operating activities:
  Net loss                                                                      $  (562,223)   $  (398,431)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Provision for doubtful accounts                                               1,309,618      1,215,989
    Depreciation and amortization                                                   310,979        519,108
    Issuance of common stock for director and employee compensation                  15,153        136,514
    Issuance of common stock for services to third parties                           18,350         83,304
    Deferred compensation and royalties to related parties                           96,813        148,523
    Gain on settlement of disputes                                                     --         (188,697)
    Gain on unused contracts                                                       (363,573)      (528,392)
    Cancellation of stock acquired                                                   (4,000)          --
    Non-cash stock cancellations                                                    (18,050)       (49,464)
    Issurance of common stock to related parties for borrowing                         --           42,000
  Changes in operating assets and liabilities:
    Accounts receivable                                                          (1,606,219)    (2,704,384)
    Inventory                                                                       (43,860)        56,768
    Deferred customer contract expense                                              187,730         12,860
    Accounts payable                                                                521,525         14,601
    Accrued liabilities                                                              25,593       (157,745)
    Deferred revenue                                                                (99,605)     1,205,332
    Deferred license fees, net                                                       (5,522)       116,331
    Other                                                                          (136,632)        66,336
                                                                                -----------    -----------

        Net cash used in operating activities                                      (353,923)      (409,447)
                                                                                -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                                               (123,933)      (137,454)
                                                                                -----------    -----------

Net cash used in investing activities                                              (123,933)      (137,454)
                                                                                -----------    -----------
                                   (continued)



                      See accompanying notes to consolidated financial statements.


                     COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                         YEARS ENDED JULY 31, 2003 AND 2002


                                                               2003           2002
                                                           -----------    -----------
Cash flows from financing activities:
  Proceeds from financing of contracts                       5,318,194      5,203,296
  Payments on financial contracts                           (4,303,223)    (4,149,217)
  Amounts due from financial contract                         (164,140)      (165,054)
  Payments on long term obligations                           (399,808)      (194,876)
  Proceeds from long term obligations                             --           48,339
  Payments on long term obligations - related parties          (98,146)       (61,467)
  Proceed from long term obligations - related parties            --           75,000
                                                           -----------    -----------

Net cash provided by financing activities                      352,877        756,021
                                                           -----------    -----------

Net increase in cash                                          (124,979)       209,120

Cash at the beginning of the period                            662,457        453,337
                                                           -----------    -----------

Cash at the end of the period                              $   537,478    $   662,457
                                                           ===========    ===========


Supplemental disclosure of cash flow information-

Cash paid during the year for interest                     $   798,615    $   756,672
                                                           ===========    ===========

Common stock issued for deferred compensation              $   135,000    $    84,933
                                                           ===========    ===========

Preferred Series A stock and note issued for acquisition   $   328,799    $      --
                                                           ===========    ===========


            See accompanying notes to consolidated financial statements.

                                         F-6

                   COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002


1.   ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------------------------------------

History And Business Activity - College Partnership, Inc. (formerly College Bound Student Alliance, Inc.) and subsidiaries (the "Company") provides products and information services to high school students and provides information and assistance to parents and students on how to best qualify for financial aid. The Company offers assistance in college major selection, college selection, college entrance testing, searches for merit awards and other financial aid. This is the Company's only business segment. The Company markets its products generally through weekend workshops held throughout the United States and through its direct sales force. The Company's principal fulfillment and coaching facilities are located in the Dallas/Fort Worth metroplex and is headquartered in Lakewood, Colorado.

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Fiscal Year End - The Company has a July 31 year end. Fiscal 2003 as used herein refers to the year ended July 31, 2003 and fiscal 2002 refers to the year ended July 31, 2002.

Revenue Recognition - The Company recognizes revenue as the services are performed and the products are delivered. Deferred revenue is recorded for cash received in advance for services or products the Company is obligated to perform or provide.

Revenue is recognized consistent with Staff Accounting Bulletin No. 101 (SAB
101). Revenue reported was $17,642,480 and $12,244,429 for fiscal 2003 and 2002, respectively. Our customer contracts obligate the Company to deliver a product called The College Action Plan (TM) ("CAP"). Upon delivery of the CAP, the Company recognizes revenue. Up until May 2002, the delivery of the CAP was contingent upon the customer returning a completed detailed questionnaire. Beginning May 2002, we introduced a new CAP that allows us to deliver 75% of our product and services prior to receiving the completed detailed questionnaire. Therefore, 75% of each customer contracts multiple elements are now satisfied within a short period of time after the contract is executed and 75% of the revenue related to each contract is recognized at that time. The remaining 25% of the revenue from those contracts is deferred until the customer returns the questionnaire and we fulfill our final obligation or until we can determine that the contract will become unused.

Direct and incremental costs in acquiring contracts are deferred and recognized upon delivery of the CAP. Management estimates that approximately 80 percent of the total direct and indirect costs of performing its obligations are incurred within two weeks after the contract is initiated of which 32% are deferred and expensed upon delivery of the product. Accordingly, expenses recognized historically have been disproportionately high as compared to reported revenue as the Company continues to grow.

Finance income on installment contracts is recognized in income over the contract period.

                   COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002


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

Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventory - The Company records inventory using the lower of cost (first-in, first-out) or market.

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

Impairment Of Long-Lived Assets - The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting For The Impairment Of Long-Lived Assets." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Intangible Assets - Intangible assets are related to the excess purchase price of business acquired under purchase accounting over the net asset values assigned to the other assets and liabilities acquired in the acquisitions (generally referred to as goodwill). In addition, in conjunction with certain business acquisitions, the Company acquired methodology systems for selling and producing its products as well as related databases used in preparing the CAPS. Licensing rights and a covenant not to compete acquired in business combinations are also included in these costs. Methodology systems are amortized on a straight-line basis over 10 years and the licensing right and covenant not to compete are being amortized on a straight-line basis of five and three years respectively. The covenant not to compete was written off during the fiscal year ended July 31, 2002 in connection with the settlement discussed below under Note
8. Gain on Settlement.

                   COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002


As of August 1, 2002, we adopted Statement of financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under the requirements of this SFAS, goodwill is no longer amortized but rather tested periodically for impairment using a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business one level below the operating segment ("component" level) if discrete financial information is prepared and regularly reviewed by management at the component level. An impairment charge is recognized for any amount by which the carrying amount of a reporting unit's goodwill exceeds its fair value. The Company uses discounted cash flows to establish fair values. The Company's policy is to test goodwill for impairment annually as of July 31, our fiscal year end.

The Company's policy is to review the carrying amounts of intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other items. In evaluating the recoverability of other intangible assets, The Company's policy is to compare the carrying amounts of such assets with the estimated undiscounted future operating cash flows. In the event impairment exists, an impairment charge would be determined by comparing the carrying amounts of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted rate. In addition the remaining amortization period for the impaired asset would be reassessed and revised if necessary.


Intangible assets at July 31, 2003 consist of:

                                                   Accumulated
                                        Amount     Amortization       Net
                                     -----------   ------------   -----------

  Excess purchase price              $ 1,538,461   $  (292,817)   $ 1,245,644
  Systems methodology and databases    1,665,633      (553,928)     1,111,705
  Licensing Rights                       320,223      (287,923)        32,300
                                     -----------   -----------    -----------
      Total Intangible Assets        $ 3,524,317   $(1,134,668)   $ 2,389,649
                                     ===========   ===========    ===========

Effective August 1, 2002, the Company adopted FAS 142 whereby goodwill is no longer amortized. If the Company had adopted FAS 142 for the fiscal year ended July 31, 2002 and not recorded any amortization expense related to goodwill, net loss would have decreased by $135,537 to $262,894 and net loss per share would have been $0.01.

Amortization expense was $157,302 and $356,433 in the years ended July 31, 2003 and 2002, respectively.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement

                   COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002


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

Net loss attributable to common stockholders - basic and diluted is computed based on the weighted average number of shares of common stock outstanding during the year. Basic loss attributable to common stockholders and loss attributable to common stockholders - assuming dilution, are the same for the years ended July 31, 2003 and 2002, because of the antidilutive effect of stock options and awards when there is a net loss. As of July 31, 2003, the Company has issued 4,602,500 options to purchase shares of its common stock and 2,000,000 shares of common stock held in escrow as collateral for a note payable to stockholder that is considered issued but not outstanding common stock, which could potentially dilute basic earnings per share in the future.

Stock-Based Compensation - As permitted under the SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation for options issued to its employees and directors in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are included below as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have increased to the pro forma amounts indicated below:

                                                   2003         2002
                                                ---------    ---------

       Net loss as reported                     $(562,223)   $(398,431)

       Proforma compensation expense            $(239,123)   $(105,660)
                                                ---------    ---------

       Net loss                                 $(801,346)   $(504,091)
                                                =========    =========
       Net loss per share - basic and diluted   $    (.03)   $    (.02)
                                                =========    =========

                   COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002


The above pro forma disclosures are not necessarily representative of the effect on the reported net loss for future periods because options vest over several years and additional awards are generally made each year. The per share weighted average fair value of stock options granted during 2003 and 2002 was $.075 and $.145, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2003: no expected dividend yield, risk free interest rates ranging from 2.9% to 5.0%, volatility ranging from 133% to 137% and expected option lives ranging from 3 to 8 years; and the following assumptions for 2002: no expected dividend yield, risk free interest rates ranging from 2.9% to 5.0%, volatility ranging from 124% to 141% and expected option lives ranging from 3 to 8 years.

Use Of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates. Significant estimates include the estimated future life of intangibles, recovery of goodwill and the allowance for doubtful accounts. In addition, there are significant estimates used in determining the gain from unused contracts and specifically, we estimate that the likelihood of customers requesting our CAP after the first semester of their senior year to be remote.

Reclassifications - Certain financial statement reclassifications have been made of 2002 amounts to conform to the 2003 presentation. Such reclassification had no effect on net loss.

Recent Accounting Pronouncements - In December 2002, the FASB issued Statements of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation- Transition and Disclosure-An Amendment of FASB Statement 123" (SFAS 123"). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective

                   COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002


method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (a) restate all periods presented (retroactive restatement method), or (b) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning after December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans to continue using this method to account for stock options. Therefore, the Company does not intend to adopt the transition requirements as specified in SFAS 148. The Company adopted the new disclosure requirements of SFAS148 in the financial statements attached herewith.

In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 21, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial position or results of its operations.

2.   LIQUIDITY:
     ----------

For the year ended July 31, 2003, total revenue increased $5,398,051, or 44% to $17,642,480, as compared to $12,244,439 for 2002. We expect revenue to continue to increase in fiscal 2004 based on expansion and improvement of our direct marketing campaigns to increase workshop attendance and effective use of the Internet as both a marketing and product delivery medium. While the Company's revenues increased 44% in fiscal 2003, we experienced a decline in the rate of growth beginning toward the end of the third quarter and continuing through the first quarter of 2004. This decline was caused by a lower rate of workshop attendance due to the war in Iraq, the weakness in the economy, delayed mail drops and a lower sales rate associated with costs related to a 35% expansion of our sales force in the fourth quarter of fiscal 2003. These factors plus higher marketing and operating expenses resulted in operating losses of approximately $1,010,000 in the fourth quarter of fiscal 2003. This fourth quarter loss contributed to a total loss of approximately $562,000 in fiscal 2003 compared to a loss of $398,000 in fiscal 2002.

We believe the negative factors which contributed to our loss have continued, but to a lesser extent, into the first quarter of 2004. Although we believe that we have identified the issues and are taking corrective actions, if the Company continues to experience losses, it will have a negative impact on our ability to fund our aggressive marketing program and could curtail not only our initiatives required to improve our performance, but also future operations.

                   COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002


The Company is seeking alternative senior debt, subordinated debt and/or equity financing. While there is no guarantee the Company will be successful in attracting such investment, management believes the majority of reorganization costs are behind it, the Company is developing alternate marketing channels which will improve profitability, sales are improving and the fundamentals of its business are improving, which management believes all present an attractive investment vehicle with growth potential. Management believes the terms and conditions of alternative financing on senior debt to be better than the existing credit facility; however, terms may not be as beneficial to the Company on the subordinated debt or equity securities as might otherwise be expected in normal circumstances because of losses experienced by the Company.

Based on the planned increase in revenues and improvement in operating performance as well as the restructuring of certain notes discussed below, management believes the Company will be able to continue operations for the forthcoming year.

In February 2002, the Company completed financial obligation restructuring negotiations with a stockholder and lessor that hold approximately $1,600,000 in presently outstanding notes payable from the Company and a lease for its operating system.

As part of this restructuring, the note holder and lessor also agreed to reduce the Company's aggregate payments under the note and obligations from approximately $85,000 per month, to $22,000 per month, through November 1, 2002. In October 2002, the term of the restructuring was extended for an additional six months in exchange for the Company paying a monthly $25,000 fee to the note holder. During the six-month period ended April 30, 2003, $150,000 was paid and recorded to interest expense. Effective May 1, 2003, the note holder has agreed to revise the operating system lease to $10 per CAP delivered with such payments being applied to a $1,500,000 purchase price on the operating system. In addition, the annual interest rates on the other outstanding notes were reduced to 4% and the terms extended to April 30, 2010.

Included in accrued liabilities and deferred operating system is approximately $544,000 of accrued operating system lease expense. This accrued expense will be applied toward the $1,500,000 purchase price on the operating system on a pro-rata basis with each $10 payment for each CAP delivered. Therefore, for the $10 payment for each CAP delivered, approximately $3.66 will be applied to the deferred system lease obligation and the remaining $6.34 will be charged to operating lease expense as under generally accepted accounting principles, the Company cannot capitalize the cost of acquiring the computer system.

                   COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002


3.   CONTRACT RECEIVABLES:
     ---------------------

The Company enters into contracts with its customer prior to delivery of its product. The customer makes an initial deposit at the time of the contract and usually makes additional payments prior to the delivery of the Company's product. Such payments are recognized as deferred revenue.

Up until May 2002, the delivery of the Company's final product was dependent on the customer delivering to the Company certain information. This information was historically provided within 90 to 120 days of the customer initiating the contract. From this information the Company prepared and delivered a personalized CAP of the student. At that time revenue was recognized and the receivable was recorded. During fiscal 2002, the Company introduced a new CAP product that is sent to the customer within two to six weeks of the contract

                   COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002


execution. Management estimates that approximately 75% of the product value is delivered with the new CAP. Therefore, when a new CAP is mailed, 75% of the contract revenue is recognized as revenue with the remaining 25% being reported as deferred revenue. Upon receipt of the CAP questionnaire that will be shortly followed by shipment of the final element of our new contract, the remaining 25% of the contract price is recognized as revenue. As of July 31, 2003, approximately $1,000,000 (net of an estimated allowance) of contracts have been signed, but the CAP has not yet been delivered to the student. Therefore, the related receivable has not been recorded nor any revenue recognized on these contracts.

The Company estimates an allowance on unfulfilled contracts with the expectation that a percentage of contracts will not be completed, as well as other collection risks. The Company experiences a substantially higher loss rate in the early life of a contract than after the CAP has been delivered and/or the contract matures and several monthly payments have been received.

The gain on unused contracts represents deferred revenues of $643,410 and $849,665 for 2003 and 2002, respectively less related deferred expenses of $279,837 and $321,273 for 2003 and 2002, respectively. The gains resulting from these activities are recurring in nature and indigenous to the Company's business activities. Such gains, or profits, are either reflected in operating income (as revenue, less cost of sales) if the customer is shipped the product and the contract is fulfilled, or it is reflected as a gain on unused contracts if the customer doesn't provide us with personalized data required to complete delivery of the product. In either case the Company is contractually entitled to the revenues. It is expected that future gains from unused contracts will be lower (and substantially offset by a corresponding increase in operating income) since (1) a recently introduced simplified personalized data questionnaire has resulted in improved returns and (2) a major portion of the CAP will be shipped even if the personalized data questionnaire is not returned by the customer. There may also be additional recurring gains (or operating income) in the future due to anticipated increases in volume of contract signings.

4.   BUSINESS ACQUISITIONS:
     ----------------------

In June 2003, the Company acquired primarily all the assets of MeritMoney, a web based scholarship search company for a total purchase price of $328,799. MeritMoney allows the user to access scholarships at most of the colleges in the United States to understand the scholarships available at the college and the award's criteria. The purchase price included: a) $125,000 note payable with interest at 5% and payable monthly over two years; b) 200,000 shares of $.001 par value, Convertible Preferred Series A Stock with a dividend rate of 6% and a conversion rate of $1.00; and c) legal fees and travel expenses totaling $11,723. The note was discounted by $7,923 to 11.5%, which reflects our estimated borrowing rate. The assets acquired consist of technology based intangible assets, including internet domain names, college and scholarship data bases, website and search engine source code, third party software licenses and related documentation.

Prior to the acquisition, we purchased password codes from MeritMoney for our customers at a purchase price of $12. With the purchase of the MeritMoney assets, we will no longer need to purchase these passwords and MeritMoney as a separate company will no longer continue to operate. Our cost per access code will be reduced from $12 each to less than $5 each.

                   COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002


5.   FINANCING OF RECEIVABLES:
     -------------------------

The Company entered into arrangements with three finance companies to finance a portion of its customer account receivables on the balance sheet and "off-balance sheet" contracts receivable which are pledged as collateral. At July 31, 2003, a principal balance of $2,472,272 is due to be repaid from the proceeds of the related customer accounts held by the finance company totaling approximately $4,224,971 in contracts (including shipped and unshipped contracts). The finance company also holds a $484,095 reserve as additional collateral (reflected as a note receivable). The cost of this financing, considering all related factors is estimated at approximately 20-25%. The Company is continuing to explore options to reduce these costs.

6.   PROPERTY AND EQUIPMENT:
     -----------------------

Property and equipment at July 31, 2003 and 2002, consisted of the following:

                                                                     Estimated
                                               2003         2002    Useful Lives
                                            ---------    ---------  ------------

Furniture and equipment                     $ 545,801    $ 495,453    5-7 years
Computer software                             304,687      231,103    5 years
                                            ---------    ---------
                                              850,488      726,556
      Less accumulated depreciation          (516,315)    (362,639)
                                            ---------    ---------
        and amortization

      Property and equipment, net           $ 334,173    $ 363,917
                                            =========    =========


Depreciation for the years ended July 31, 2003 and 2002 was $153,677 and $162,675, respectively.

                   COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002



7.   LONG-TERM OBLIGATION:
     ---------------------

Third party obligations:                                           July 31, 2003
------------------------                                           -------------

Note payable to stockholder for acquisition of TCP (a)              $ 1,580,876

Note payable for settlement with former owner of CBSA-Athletes:
      due in monthly installments through February 2006 (b)             225,539

Note payable for acquisition of MeritMoney with interest at 11.5%,
      due in monthly installments through June 2005 (c)                 112,715

Other notes payable with interest rates ranging from 8% to 11.5%         47,848

Other obligations with interest rates ranging from 11% to 12%,
      collateralized by related underlying assets                        15,767
                                                                    -----------

Total debt to third parties                                           1,982,745

Less:  current maturities of long-term debt to third parties           (357,483)
                                                                    -----------

Long-term debt, less current maturities                             $ 1,625,262
                                                                    ===========

                   COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002


Related party obligations:                                         July 31, 2003
--------------------------                                         -------------

Notes payable to Chartwell International, Inc. (Chartwell), (See
      Note 9) with interest at 10% payable monthly, principal
      and interest payable monthly commencing August 1, 2003, or upon receipt of long-term financing, as defined in the
      agreements                                                      $ 113,693

Note payable to Chartwell, non-interest bearing, payable $2,500
      monthly                                                            48,634

Notes payable to stockholder for acquisition of CFPI (d)                227,170

Notes payable to officers, 10% interest only payments for the first year, principal and interest beginning July 30,
      2003, due July 29, 2006                                            75,000

Deferred compensation due officers                                      117,230
                                                                      ---------

Total debt to related parties                                           581,727

Less: Current maturities of long-term debt to related parties          (447,816)
                                                                      ---------

      Long-term debt to related parties, less current maturities      $ 133,911
                                                                      =========


(a) $1,621,380 note payable with interest at 4.0% issued in connection with the acquisition of TCP. The note is payable in 92 equal monthly installments of principal and interest of $22,739, and matures December 31, 2010. If the Company obtains additional long-term financing as defined in the agreement, 50% of the net proceeds of such financing must be used to prepay the principal of this note. This note is collateralized by 2,000,000 shares of the Company's common stock currently held in escrow by a third party. Principal payments on this note during the fiscal year ended July 31, 2003 totaled $40,504. This note has been discounted to 6.89% based on the original imputed interest.

(b) These notes were issued in connection with the settlement of a dispute with the former owner of CBS-Athletes. The outstanding amount includes all future interest payments at 6%. See Note 8. Gain on Settlement to the Financial Statements.

                   COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002


(c) $125,000 note issued in connection with the acquisition of MeritMoney in June 2003 with stated interest at 5% that the Company discounted to 11.5% for purposed of calculating the purchase price. Principal and interest payments of $5,484 are due monthly through June 2005. Principal payments on this note during the fiscal year ended July 31, 2003 totaled $4,362.

(d) Notes payable with interest rates ranging from 7.5% to 12.9%. The Company is currently in dispute with the note holder and has discontinued payments on these notes.

(e) The aggregate maturities of long-term debt (net of discounted interest) for each year subsequent to July 31, 2003, assuming the Company does not obtain additional financing which causes acceleration of the payment of debt, follow:

     July 31:                 Third Parties    Related Parties      TOTAL
     --------                 -------------    ---------------   ----------
     2004                      $  357,483        $  447,816      $  805,299
     2005                         333,760            64,660         398,420
     2006                         252,910            69,251         322,161
     2007                         210,073              --           210,073
     2008                         222,697              --           222,697
     Thereafter                   605,822              --           605,822
                               ----------        ----------      ----------
     TOTAL                     $1,982,745        $  581,727      $2,564,472
                               ==========        ==========      ==========


8.   GAIN ON SETTLEMENT:
     -------------------

In July 2002, the Company reached a settlement with the former owner of College Bound Student Athletes regarding ongoing disputes relating to the original purchase price. As a result of the terms of the settlement, the Company reported a net gain on the transaction. Debt and common stock of the company totaling $974,312 was replaced with new debt of $470,569 resulting in a gross gain on the transaction of $503,743. In addition, the Company wrote off a covenant not to compete with the former owner valued at $52,004, offset the gain with legal and other expenses incurred during fiscal 2002 related to the settlement totaling $263,041 and issued common stock to certain shareholders valued at $42,000 for $75,000 in loans to the Company in order to make the initial payment to the former owner of $165,000. These additional offsets resulted in a net gain on the settlement of $188,698.

9.   RELATED PARTY TRANSACTIONS:
     ---------------------------

The Company has acquired licensing rights through an agreement with National College Recruiting Association, Inc. (NCRA), which is a wholly owned subsidiary of Chartwell. Chartwell has a common officer and two common direcors and is a significant shareholder of the Company. The license provides the Company with

                   COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002


exclusive use, rights and interest in all of the assets, including brand and trade names and databases, constituting the business of NCRA. The fee for the NCRA license includes a payment of $310,000 to NCRA, 1.5% of the first $10 million of revenues and 1% of revenues over $10 million, subject to minimum annual royalties of $150,000. Total royalty expense was $210,000 and $179,134 in fiscal 2003 and 2002, respectively.

During fiscal year 2003 and 2002, the Company paid $73,516 and $7,167 for services from Decentrix, Inc., a company in which Wayne Ruting is Chief Executive Officer and in which Mr. Rother is an investor.

Also see Note 7 and Note 8.

10.  INCOME TAXES:
     -------------

Current and deferred income tax was zero for the years ended July 31, 2003 and 2002, as the Company recorded a full valuation allowance on deferred tax assets.

In the allocation of the purchase price of CRM, net deferred income tax liabilities of approximately $406,000 were created which have been offset by the use of the Company's existing net operating loss carry forwards. As a result no deferred taxes have been recorded and the Company's valuation allowance increased by approximately $500,000 in fiscal 2002.

Income tax benefit differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax loss as a result of the following:

                                                      2003         2002
                                                   ----------   ---------

     Computed "expected" tax benefit               $  190,000   $ 135,000
     Increase (reduction) in income taxes
     resulting from:
       Permanent differences                          (10,000)    (10,000)
       State income taxes, net of federal income       15,000      10,000
          tax benefit
       Increase in valuation allowance               (195,000)   (135,000)
                                                   ----------   ---------
             Net Tax Benefit (expense)             $     --     $    --
                                                   ==========   =========

                   COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002


The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 2003 and 2002, are presented below:

                                                     2003           2002
                                                 -----------    -----------
   Deferred tax assets:
     Allowance for doubtful account receivable       236,000    $   220,000
     Defered compensation                             36,000         54,000
     Accrued vacation                                  3,000          1,000
     Deferred revenue                                945,000      1,117,000
     Net operating loss carry forwards             1,855,000      1,518,000
     Intangible assets                               235,000           --
                                                 -----------    -----------
       Total deferred tax assets                   3,310,000      2,910,000

   Deferred tax liabilities:
     Deferred contract expenses                     (240,000)      (314,000)
     Property and equipment                             --          (36,000)
                                                 -----------    -----------

       Total deferred tax liabilities               (240,000)      (350,000)
                                                 -----------    -----------

       Total net deferred tax assets               3,070,000      2,560,000
                                                 -----------    -----------

   Less valuation allowance                       (3,070,000)    (2,560,000)
                                                 -----------    -----------
   Net deferred taxes                            $      --      $      --
                                                 ===========    ===========


The increase in the valuation allowance was approximately $275,000 and $500,000 for the years ended July 31, 2003 and 2002, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $5,000,000 prior to the expiration of the net operating loss carry-forwards in 2023.

11.  STOCKHOLDERS' EQUITY (DEFICIT):
     -------------------------------

The Company has 10,000,000 shares of authorized preferred stock, par value $.001, issuable from time to time in different series with rights and privileges to be determined by the Board of Directors. In June 2003, the Board of Directors designated and issued 200,000 shares of Preferred Series A stock in connection with the acquisition of MeritMoney. The preferred shares carry a 6% dividend and are convertible within 5 years of the closing into common shares at the rate of one common share for each preferred share. The Company may purchase the preferred shares for 110% of the original consideration within three years of the closing. Common stock issued but not outstanding of 2,000,000 shares represents the shares issued in the Company's name that are held in escrow by a third party.

                   COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002


During fiscal 2003, the Company issued 500,000 shares of common stock to officers and directors for compensation of $135,000, of which $83,333 was related to the prior year.

During fiscal 2003, the Company issued 55,835 shares of common stock to third parties for services valued at $8,051.

During fiscal 2003, the Company issued 75,174 shares of common stock to directors for fees valued at $13,352.

During fiscal 2003, 170,000 shares of common stock were returned to the Company and canceled as a result of a modification of the agreement for professional services lowering fees by $22,950.

During fiscal 2003, the Company repurchased 17,500 shares of common stock valued at $4,000 and canceled and returned them to unissued shares.

During fiscal 2003, 1,996 shares of common stock held in the Company's name were canceled and returned to unissued shares.

12.  STOCK OPTIONS:
     --------------

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

                   COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002


Stock option activity was as follows:

Options Not Granted Under the 2002 Plan             Number of       Range of
                                                      Shares     Exercise Prices
                                                    ----------   ---------------
Balance at July 31, 2001                             4,361,233     $ .27 - 1.00
      Granted                                        1,415,000       .50
      Canceled                                      (1,695,000)      .50 - 1.00
                                                    ----------     ------------
Balance as July 31, 2002                             4,081,233     $ .27 - 1.00
                                                    ==========
      Granted                                           715,910      .50
      Canceled                                      (1,959,003)      .27 - 1.00
                                                    ----------     ------------
Balance as July 31, 2003                             2,838,140     $ .50 - 1.00
                                                    ==========
Number of options exercisable at July 31, 2003       1,930,000
                                                    ==========

The weighted average fair value per share of options granted in 2003 and 2002 was $.145 and $.075, respectively. All options granted had an exercise price greater than the current market price at the date of grant.

                   COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002


Options Granted Under the 2002 Plan                 Number of        Range of
                                                      Shares     Exercise Prices
                                                    ----------   ---------------
Balance at July 31, 2001                                  --         $  --
      Granted                                          200,000         .50
      Canceled                                            --            --
                                                    ----------       ------
Balance as July 31, 2002                               200,000       $ .50
                                                    ==========
      Granted                                        1,564,360         .50
      Canceled                                            --            --
                                                    ----------       ------
Balance as July 31, 2003                             1,764,360       $ .50
                                                    ==========

Number of options exercisable at July 31, 2003         475,000
                                                    ==========

Canceled options are a result of employee terminations or forfeitures.



All Options Outstanding:

                                  Weighted Average
                                      Remaining
     Exercise Price     Number       Contractual    Number Exercisable
         2003        Outstanding     Life (Years)     July 31, 2003
         ----        -----------     ------------     -------------

        $0.50         4,202,500         $3.25            2,005,000
         1.00           400,000          2.00              400,000
                      ---------                          ---------

                      4,602,500                          2,405,000
                      =========                          =========


13.  FAIR VALUE OF FINANCIAL INSTRUMENTS:
     ------------------------------------

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amount of cash, amounts due from customer contracts acquired, accounts receivable, notes payable, accounts payable, accrued liabilities and notes payable and due to related parties approximate fair value because of the short maturity or duration of these instruments. The carrying amount of long-term debt approximates fair value as the interest rates are considered market rates. For long-term debt that is not interest bearing or have interest rates below the market, the discount used for financial reporting purposes is the incremental borrowing rate and, accordingly, discounted value approximates fair value.

                   COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002


14.  COMMITMENTS AND CONTINGENCIES:
     ------------------------------

The Company has non-cancelable operating leases for its offices, certain equipment and software that expire over the next five years.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of July 31, 2003, are:

                                                   Operating Leases
                                                   ----------------
      Year ending July 31:
            2004                                       $ 421,748
            2005                                         383,024
            2006                                           5,399
            2007                                           1,323
            2008                                             551
                                                       ---------

                 Total minimum lease payments          $ 812,045
                                                       =========


In February 2002, the Company restructured its lease for the operating system which resulted in the suspension of lease payments for the operating system until April 2003. The restructuring requires the Company to make monthly payments amounting to $10 per each shipment of the Company's product for such month. These payments will apply to a total purchase price for the system of $1,500,000. Total lease expense associated with operating leases was $459,000 and $689,000 for the years ended July 31, 2003 and 2002, respectively. The decrease in operating lease expense for fiscal 2003 from 2002 is primarily due to the suspension of the operating lease payments for most of fiscal 2003. Also see Note 2 regarding future lease payments on the Company's operating system to process the CAPs.

The Company is involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

The Company may be subject to future investigations by State Attorney Offices if consumers file complaints. At this time we are aware of no such investigations or material complaints that would lead to an investigation. The Company thoroughly investigates any complaints and has only had one unresolved complaint out of approximately 25,000 sales in the last two years.