Form 10QSB
period 2003-10-31
COLLEGE PARTNERSHIP INC
filed 2003-12-24
CIK 1103137

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2003

                         Commission File Number: 0-30323

                            COLLEGE PARTNERSHIP, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                          84-1416023
   -------------------------------                      ------------------
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

As of October 31, 2003, the Registrant had 27,075,307 shares of common stock, $0.001 par value per share, outstanding.

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

                  Condensed Consolidated Balance Sheets as
                    of October 31, 2003 and July 31, 2003......................3

                  Condensed Consolidated Statements of Operations,
                    Three-Month Periods Ended October 31, 2003 and 2002........4

                  Condensed Consolidated Statements of Cash Flows,
                    Three-Month Periods Ended October 31, 2003 and 2002......5-6

                  Notes to Condensed Consolidated Financial Statements......7-10

                  Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations........11-16

Part II. Other Information

                  Item 1.  Legal Proceedings..................................17

                  Item 2.  Changes in Securities..............................17

         Item 3.  Defaults Upon Senior Securities.............................17

                  Item 4.  Submission of Matters to a Vote of
                             Security Holders.................................17

         Item 5.  Other Information...........................................17

                  Item 6.  Exhibits, List and Reports on Form 8-K.............17

         Item 7.  Internal and disclosure controls.........................17-18

ITEM I.   FINANCIAL STATEMENTS

                                     COLLEGE PARTNERSHIP, INC AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS

                                                       ASSETS
                                                                                       October 31,            July 31,
                                                                                           2003                 2003
                                                                                       ------------        ------------
CURRENT ASSETS
  Cash                                                                                 $    360,345        $    537,478
   Accounts receivable, net of allowance for doubtful accounts
    of $720,471 and $635,775 on October 31 and July 31, 2003, respectively                3,361,070           3,063,874
   Note receivable from financing                                                           473,605             484,095
   Inventory                                                                                143,947             139,336
   Deferred customer contract expenses                                                      808,938             649,121
   Other current assets                                                                     193,602             239,881
                                                                                       ------------        ------------
     Total Current Assets                                                                 5,341,507           5,113,785

Property and equipment, net of accumulated depreciation                                     317,008             334,173
Intangible and other assets, net of accumulated amortization
    of $1,179,490 and $1,134,668 on October 31 and July 31, 2003, respectively            2,344,827           2,389,649
Other assets                                                                                  9,460              13,629
                                                                                       ------------        ------------
     Total Assets                                                                      $  8,012,802        $  7,851,236
                                                                                       ============        ============

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
   Notes payable- Finance Companies                                                    $  2,698,138        $  2,956,367
   Current maturities on long-term obligations                                              372,611             357,482
   Current maturities of long-term obligations - related parties                            485,483             447,816
   Accounts payable                                                                       2,401,232           2,046,092
   Accrued liabilities                                                                      841,290             814,315
   Deferred revenue                                                                       3,068,833           2,548,123
                                                                                       ------------        ------------
     Total Current Liabilities                                                            9,867,587           9,170,195

LONG-TERM LIABILITIES
  Deferred system lease obligation                                                          462,429             477,465
  Long-term obligations, less current mauturities                                         1,559,420           1,625,263
  Long-term obligations to related parties, less current maturities                         118,868             133,911
                                                                                       ------------        ------------
     Total Long-Term Liabilities                                                          2,140,717           2,236,639
                                                                                       ------------        ------------
Total Liabilities                                                                        12,008,304          11,406,834

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.001 par value, 10,000,000 shares authorized,
     200,000 Series A issued and outstanding                                                    200                 200
   Common stock, $.001 par value, 40,000,000 shares authorized: 29,075,307 shares issued and 27,075,307 issued and outstanding at October 31, 2003 and 29,066,307 shares issued and 27,066,307 issued and outstanding at
     July 31, 2003                                                                           27,076              27,067
   Additional paid-in capital                                                             4,297,993           4,296,292
   Accumulated deficit                                                                   (8,320,771)         (7,879,157)
                                                                                       ------------        ------------
                        Total stockholders' deficit                                      (3,995,502)         (3,555,598)
                                                                                       ------------        ------------
                        Total liabilities and stockholders' deficit                    $  8,012,802           7,851,236
                                                                                       ============        ============

                             See accompanying notes to condensed consolidated financial statements.





                                 COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                     FOR THE QUARTERS ENDED OCTOBER 31,


                                                                 2003                       2002
                                                             ------------               ------------

Student services revenue                                     $  5,506,586               $  3,652,503

Cost of sales                                                   4,277,142                  2,626,719
                                                             ------------               ------------
    Gross profit                                                1,229,444                  1,025,784

Operating expenses                                                615,997                    509,738
General and administrative expenses                               563,997                    412,906
Depreciation and amortization                                      81,062                     73,534
Bad debt expense                                                  509,153                    248,140
                                                             ------------               ------------
                                                                1,770,209                  1,244,318
                                                             ------------               ------------
    Income (loss) from operations                                (540,765)                  (218,534)

Gain on unused contracts                                           26,569                     16,969
Net interest income (expense)                                      75,582                     (3,145)
                                                             ------------               ------------
    Net income (loss)                                        $   (438,614)              $   (204,710)
                                                             ============               ============

Dividends on preferred stock                                       (3,000)                      --
                                                             ------------               ------------
    Net loss attributable to common stockholders             $   (441,614)              $   (204,710)
                                                             ============               ============

Net income (loss) per share attributable to
common stockholders - basic & diluted                        $      (0.02)              $      (0.01)
                                                             ============               ============

Weighted average number of common shares
outstanding, basic and diluted                                 27,066,307                 26,639,582
                                                             ============               ============

                   See accompanying nots to condensed consolidated financial statements.

                                                  4







                                         COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            FOR THE QUARTERS ENDED OCTOBER 31,


                                                                                     2003                2002
                                                                                   ---------          ---------

Cash flows from operating activities:
  Net income (loss)                                                                $(441,614)         $(204,710)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Provision for doubtful accounts                                                   509,153            248,140
   Depreciation and amortization                                                      81,062             73,534
   Issuance of common stock for director and employee compensation                     1,710              3,000
   Issuance of common stock for services to third parties                               --                4,901
   Deferred compensation and royalties to related parties                              7,065             55,050
   Gain on unused contracts                                                          (26,569)           (16,969)
   Deferred license fees, net                                                        (15,036)           (24,000)
   Non-cash stock cancellations                                                         --              (22,950)
  Changes in operating assets and liabilities:
   Accounts receivable                                                              (806,349)          (336,356)
   Inventory                                                                          (4,611)           (51,069)
   Deferred customer contract expense                                               (159,817)            92,559
   Accounts payable                                                                  355,140            (71,184)
   Accrued liabilities                                                                26,974             33,043
   Deferred revenue                                                                  547,279            500,871
   Other                                                                              50,448            (71,780)
                                                                                   ---------          ---------

     Net cash provided by (used in) operating activities                             124,835            212,080
                                                                                   ---------          ---------

Cash flows from investing activities:
   Purchase of property and equipment                                                (19,075)            (6,563)
                                                                                   ---------          ---------

Net cash used in investing activities                                                (19,075)            (6,563)
                                                                                   ---------          ---------
                                                      (continued)

                           See accompanying notes to condensed consolidated financial statements.




                                COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   FOR THE QUARTERS ENDED OCTOBER 31,


                                                                         2003                      2002
                                                                      -----------              -----------
Cash flows from financing activities:
   Proceeds from financing of contracts                                 1,085,651                  865,584
   Payments on financial contracts                                     (1,343,879)              (1,114,367)
   Amounts due from financial contract                                     10,490                   14,321
   Payments on long term obligations                                      (50,714)                (224,393)
   Proceeds from long term obligations - related parties                   16,424                     --
   Payments on long term obligations - related parties                       (865)                 (21,268)
                                                                      -----------              -----------

Net cash used in financing activities                                    (282,893)                (480,123)
                                                                      -----------              -----------

Net increase (decrease) in cash                                          (177,133)                (274,606)

Cash at the beginning of the period                                       537,478                  662,457
                                                                      -----------              -----------

Cash at the end of the period                                         $   360,345              $   387,851
                                                                      ===========              ===========


Supplemental disclosure of cash flow information-

Cash paid during the quarter for interest                             $   176,347              $    60,705
                                                                      ===========              ===========


                    See accompanying notes to condensed consolidated financial statements.

                                                     6


                            COLLEGE PARTNERSHIP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          October 31, 2003 (Unaudited)


(1) Description of Business

     College Partnership, Inc. (formerly College Bound Student Alliance, Inc.) and subsidiaries (the "Company") provides products and information services to high school students, and provides information and assistance to parents and students on how to best qualify for financial aid. The Company offers assistance in college major selection, college selection, college entrance testing, searches for merit awards and other financial aid. This is the Company's only business segment. The Company markets its products generally through weekend workshops held throughout the United States and through its direct sales force. The Company's principal production fulfillment and coaching facilities are located in the Dallas/Fort Worth metroplex and is headquartered in Lakewood, Colorado.

     The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

(2) Basis of Preparation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 2003.

     In the Company's opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at October 31, 2003 and July 31,2003, and the results of operations and cash flows for each of the three-month periods ended October 31, 2003 and 2002.

                            COLLEGE PARTNERSHIP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          October 31, 2003 (Unaudited)


     Recent Pronouncements - In December 2002, the FASB issued Statements of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation- Transition and Disclosure-An Amendment of FASB Statement 123" (SFAS 123"). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (a) restate all periods presented (retroactive restatement method), or
(b) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning after December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans to continue using this method to account for stock options. Therefore, the Company does not intend to adopt the transition requirements as specified in SFAS 148. The Company adopted the new disclosure requirements of SFAS148as presented below.

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

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have increased to the pro forma amounts indicated below:


                                                     October 31,     October 31,
                                                        2003            2002
                                                      ---------      -----------

Net loss as reported                                  $(441,614)      $(204,710)
Proforma compensation expense                              --              --
                                                      ---------       ---------

Net loss                                              $(441,614)      $(204,710)
                                                      =========       =========
Net loss per share - basic and diluted                $    (.02)      $    (.01)
                                                      =========       =========

     There were no options granted durint the quarters ended October 31, 2003 or 2002.

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

                            COLLEGE PARTNERSHIP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          October 31, 2003 (Unaudited)

(3) Liquidity

     For the quarter ended October 31, 2003, total revenue increased by approximately $1,854,083, an increase of 51% over the quarter ended October 31, 2003, from $3,652,503 to $5,506,586. We expect revenue to continue to increase in the remainder of fiscal year 2004 based on expansion and improvement of our direct marketing campaigns to increase workshop attendance and effective use of the Internet as both a marketing and product delivery medium.

     While the Company's revenues increased 51% in the first quarter of fiscal 2004 as compared to fiscal 2003 as a result of increased attendance at its workshops, the Company's growth rates began to decline toward the end of the third quarter of fiscal 2003 and this trend continued into the fourth quarter of 2003 and first quarter of 2004. This decline was caused by the weakness in the economy, lower rate of workshop attendance due to the war in Iraq, delayed mail drops and lower sales rate associated with a 35% expansion in our sales force during the fourth quarter of fiscal 2003. These factors contributed to higher marketing and operating expenses resulting in losses of approximately $1,011,000 in the fourth quarter of fiscal 2003 and approximately $442,000 first quarter of fiscal 2004.

     We have recently experienced improvements in these trends which have reduced our quarterly losses due to new marketing initiatives and the sales force expansion and we expect our operating results to continue to improve in the second quarter of fiscal 2004 with a modest increase in annual revenue from our core business for fiscal 2004 over fiscal 2003.

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

     In February 2002, the Company completed financial obligation restructuring negotiations with a stockholder and lessor that hold approximately $1,600,000 in presently outstanding notes payable from the Company and a lease for its operating system

     As part of this restructuring, the note holder and lessor also agreed to reduce the Company's aggregate payments under the note and obligations from approximately $85,000 per month, to $22,000 per month, through November 1, 2002. In October 2002, the term of the restructuring was extended for an additional six-month period ended April 30, 2003, $150,000 was paid and recorded to interest expense. Effective May 1, 2003, the note holder has agreed to revise the operating system lease to $10 per CAP delivered with such payments being applied to a $1,500,000 purchase price on the operating system. In addition, the annual interest rates on the other outstanding notes were reduced to 4% and terms extended to April 30, 2010. The current monthly payments are approximately $32,000.

     Included in accrued liabilities and deferred operating system is approximately $529,000 of accrued operating system lease expense. This accrued expense will be applied toward the $1,500,000 purchase price on the operating system on a pro-rata basis with each $10 payment for each CAP delivered. Therefore, for the $10 payment for each CAP delivered, approximately $3.66 will be applied to the accrued operating lease expense and the remaining $6.34 will be charged to operating lease expense. Under generally accepted accounting principles, the Company cannot capitalize the cost of acquiring the operating system.

                            COLLEGE PARTNERSHIP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          October 31, 2003 (Unaudited)


(4) Revenue Recognition

     The Company recognizes revenue as the services are performed and the products are delivered. Deferred revenue is recorded for cash received in advance for services or products the Company is obligated to perform or provide.

     Revenue is recognized consistent with Staff Accounting Bulletin No. 101 (SAB 101). Revenue reported was $5,506,586 and $3,652,503 for quarters ending October 31, 2003 and October 31, 2002, respectively. Our customer contracts obligate the Company to deliver a product called The College Action Plan (TM) ("CAP"). Upon delivery of the CAP, the Company recognizes revenue. Up until May 2002, the delivery of the CAP was contingent upon the customer returning a completed detailed questionnaire. Beginning May 2002, we introduced a new CAP that allows us to deliver 75% of our product and services prior to receiving the completed detailed questionnaire. Therefore, 75% of each customer contracts multiple elements are now satisfied within a short period of time after the contract is executed and 75% of the revenue related to each contract is recognized at that time. The remaining 25% of the revenue from those contracts is deferred until the customer returns the questionnaire and we fulfill our final obligation or until we can determine that it is remote that we will have any future obligation under this contract.

     Direct and incremental costs in acquiring contracts are deferred and recognized upon delivery of the CAP. Management estimates that approximately 80% of the total direct and indirect costs of performing its obligations are incurred within two weeks after the contract is initiated of which 32% are deferred and expensed upon delivery of the product. Accordingly, expenses recognized historically have been disproportionately high as compared to reported revenue as the Company continues to grow. Finance income on installment contracts is recognized in income over the contract period.

(5) Cost of Sales

     As a substantial portion of the Company's costs are directly related to its sales and marketing efforts, costs of sales includes selling and marketing costs. The remaining costs are related to direct costs of the Company's products and services.

(6)  Contingency

     The former owner of a subsidiary has brought legal action against the Company seeking payment of outstanding notes payable. These notes payable are fully recorded in the Company's financial statements. The Company has filed a counter claim disputing the former owner's claim due to misrepresentations in the sale of this subsidiary to the Company. The former shareholder has taken action to assume responsibility for this subsidiary's operations and accounting records as of October 3, 2003. This subsidiary's revenues for October 2003, and future periods, are not expected to be material to the Company and the resolution of this dispute is not expected to have a material adverse effect on the Company.

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

     Customers continue to have the option to pay the full contract price when the contract is signed, in four equal installments payable the first four months of the contract or in thirteen equal monthly installments. Customers have the right to cancel the contract for a full refund within three days of contract signing. The initial down payment amounts received under contracts are not recorded until the three-day refund period has expired. We are currently testing different pricing and payment methods to optimize and improve collections.

     Deferred revenue is recorded for cash received in advance for products and services the Company is obligated to provide. Cash collections are directly related to the number of customer contracts signed not to the amount of revenue recognized in the period.

     The Company expects to change its method of accounting for marketing costs in its fiscal 2004, upon achieving certain goals. The Company currently expenses all of its marketing costs as incurred. Management believes it may be preferable to capitalize marketing costs and expense them as the associate revenues are being recognized in accordance with SOP 93-7 "Reporting on Advertising Costs". Such costs have previously not been capitalized, as the Company has not yet fully refined the required correlation between its direct marketing costs and revenues as required under SOP 93-7. The Company believes it can demonstrate historical patterns that its direct mail campaigns have direct correlation to its sales in fiscal 2004. Upon adoption, the Company believes this new method of accounting for advertising costs will provide a better matching of costs with their related revenues. Based upon our analysis of marketing costs incurred through October 31, 2003, the cumulative effect of this accounting change would have been approximately $2,150,000, which upon adoption will be recorded as a one time increase to net income and will reduce the shareholder's deficit by the same amount. It is also expected that this change will generally result in lower marketing costs per reported period relative to revenue as the Company continues to increase its direct marketing efforts. The incremental marketing expense incurred in the fiscal quarter ended October 31, 2003 would have reduced the net loss by approximately $500,000. Had the accounting change been adopted last fiscal year, we would have reported a profit for the fiscal year ended July 31, 2003 and a profit for the fiscal quarter ended October 31, 2003.

     The recurring revenues earned from unused contracts is recorded below profit from operations as a gain net of related deferred commission expenses. These gains are recognized because historically 20% of our customers never complete the questionnaire, therefore, they don't use a portion of our product, although the Company is contractually entitled to the revenue. Beginning in the quarter ended April 30, 2002, we had obtained sufficient historical experience to begin to recognize into income the deferred revenue (net of the related deferred expense) of these unused contracts. Our historical experience indicates that we begin to recognize this income and related expense relating to unused contracts over the period of time beginning in the second half of the student's senior year, when most applications are finalized and the need for our services diminish.

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

FINANCIAL CONDITION AS OF OCTOBER 31, 2003 AS COMPARED TO JULY 31, 2003


     Total assets have increased from $7,851,236 at July 31, 2003 to $8,012,802, a change of approximately $162,000, at October 31, 2003. This increase was primarily due to an increase of approximately $297,000 in net accounts receivable, an increase of approximately $160,000 in expenses incurred relating to contracts not shipped, and an increase in inventory of approximately $4,600. These increases were partially offset by a decrease in notes receivable from financing of accounts receivable of approximately $10,000, a decrease in other assets of approximately $46,000 and a lower cash balance by approximately $177,000.

     Total liabilities increased from $11,406,834 at July 31, 2003 to $12,008,304 at October 31, 2003. Current liabilities increased from $9,170,195 at July 31, 2003 to $9,867,587 at October 31, 2003. The increase in total liabilities is primarily a result of: an increase of approximately $521,000 due to receipts of cash for customer contracts prior to delivery of the services during the three months ended October 31, 2003 and a net increase in accounts payable and accrued liabilities of approximately $382,000; net of a decrease of approximately $258,000 in notes payable to finance companies, and a net decrease in notes payable and deferred system lease totaling approximately $43,000.

     Stockholders' equity decreased from a deficit of $3,555,598 at July 31, 2003 to a deficit of $3,995,502 at October 31, 2003 primarily because of the net loss realized during the three-month period ended October 31, 2003 of $441,614.

     As of October 31, 2003 the Company had a working capital deficit of $4,526,080. Management plans to manage the deficit through decreasing costs, increasing the number of units delivered and continuing to increase the number of contracts sold. The Company is pursuing alternate forms of senior debt financing, along with equity financing to fund basic operations and further expansion.


RESULTS OF OPERATIONS: THREE-MONTH PERIOD ENDED OCTOBER 31, 2003 VERSUS OCTOBER 31, 2002

     REVENUE. For the three-month period ending October 31, 2003, the Company signed 5,276 customer contracts, net of cancellations, which are 21% higher than the number signed for the same period last year due to expanded sales and marketing methods. Customer contracts result in student service revenue being recognized upon delivery of the CAP for the new contracts.

     Student services revenue increased $1,854,083 or 51% for the three -month period ended October 31, 2003 to $5,506,586 from $3,652,503 for the comparable period in 2002, primarily as a result of higher unit sales from an expanding number of workshops held. Revenue from student services is expected to increase for the remainder of fiscal 2004 due to an expanded direct marketing campaign that will attract more participants to our workshops.

     The Company continues to experience substantial growth, however, there can be no assurance that growth will continue at historical rates or at all. The Company's ability to generate increased revenue and achieve profitability will depend upon its ability to increase sales through development and/or acquisition of new products, improving its direct marketing campaigns, expanding and upgrading the number of sales representatives, further developing the workshop program and designing an effective internet commerce site. While we've been successful in recent implementation of some of these projects, the Company's continuing ability to expand and develop these channels depends on a number of factors beyond its control, including general business and economic conditions. Expansion and development of existing and additional marketing and distribution channels will also depend, in part, upon the Company's ability to secure additional financial resources, technology, expertise and staff.

     COST OF SALES. The cost of sales for the three-month period ended October 31, 2003 increased approximately $1,650,000 or 63% from the comparable period in the prior fiscal year. As a percentage of student services revenue, cost of sales was 78% for the three-month period ended October 31, 2003 as compared to 72% for the same period in the prior year. Cost of sales increased as a percentage of revenue for the three-month period primarily due to higher sales and marketing costs as a result of our expansion of sales regions to offer our products to an expanded audience. Cost of sales is comprised primarily of direct sales and marketing costs along with the production costs for our product deliverables.

     OPERATING EXPENSES. Operating expenses for the quarter ended October 31, 2003 increased approximately $106,000 or 21% to $615,997 from $509,738 for 2002 due to expenses related to increased revenues. Operating expenses include costs relating to the management and support of its fulfillment, sales and sales delivery activities, which direct costs are included in cost of sales.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $151,000 or 37% for the three-month period ended October 31, 2003 from the comparable period in the prior fiscal year. The increase is primarily due to added senior management, support and accounting staff, consulting and legal fees, and license fees required to support our increasing revenues.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased approximately $8,000 or 10% for the three-month period ended October 31, 2003 as compared to the same period in the prior fiscal year primarily due to increased capitalized costs related to our systems methodology, databases and fixed assets.

     BAD DEBT EXPENSE. Bad debt expense increased by approximately $261,000, or 105% to $509,153 for the fiscal quarter ended October 31, 2003 from $248,140 for 2002, and to 9% from 7% as a percentage of student services revenue. The increase is primarily due to the increase in sales volume.

     OPERATING LOSS. We reported operating losses of $540,765 for the three-month period ended October 31, 2003 as compared to operating losses of $218,534 for the same period in the prior fiscal year. The increase in operating loss is primarily attributable to 1) a lower rate of workshop attendance due to, we believe, a general weakness in the economy and delayed mail drops which have led to higher marketing costs as a percentage of sales, and 2) additional operating management and support costs required to support our significant growth in revenues.

     GAIN ON UNUSED CONTRACTS. The recurring gain from unused contracts of $26,569 for the three months ended October 31, 2003 represents the reduction in the deferred revenue, net of the reduction in the deferred expenses, for contracts that will partially or fully never be used.

     As of October 31, 2003 there is $892,183 of deferred revenue and $261,984 of related deferred expenses associated with high school seniors who will be graduating in May and June 2004. This represents the amount paid for unused and partially used contracts where revenue has not been recognized. It continues to be our experience that our services are no longer needed for these graduating seniors beginning in the second semester of their final year in high school. Portions of our product are anticipated to be sent to selected customers in the second and third fiscal quarters, and the balance of the unused contracts will be recognized as gain on unused contracts in January through May of 2004.

     NET INTEREST INCOME (EXPENSE). Financing income from our contracts and interest expense are reported net in the income statement. Net financing income increased by $60,000 for the three-month period ended October 31, 2003 from the comparable period in the prior year due principally to more installment contracts paying interest due to the increase in sales.

     Interest expense for the three-month period ended October 31, 2003 decreased by approximately $19,000 or 12% as compared to the same period in the prior fiscal year. Our interest expense is directly related to our level of borrowings and related interest rates and the reduced interest expense is related to improved financing terms.

     NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS. The Company reported net loss of $441,614 for the three-month period ended October 31, 2003, compared to net loss of $204,710 for the comparable period in the prior fiscal year. The basic and diluted net loss per share attributable to common stockholders for the three-month period ended October 31, 2003 was $0.02 compared to net loss per share of $0.01 for the comparable period in the prior fiscal year.

     LIQUIDITY. The Company reported a loss of $441,614 for the three months ending October 31, 2003 primarily due to increased sales and marketing costs associated with the expansion of our regions to offer our products to an expanded audience as well as a decrease in our direct mail response rate due to economic factors. Several initiatives have begun to be implemented in the first quarter of the 2004 fiscal year, which if successful will increase our marketing effectiveness and reduce sales and marketing costs and improve efficiencies within our direct marketing campaigns, and accordingly, significantly improve operating results in subsequent quarters.

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

     As reflected in our statement of cash flows, for the fiscal quarters ended October 31, 2003 and 2002, operating activities provided $124,835 and $212,080, respectively. Cash used in investing activities was used to purchase property and equipment totaling $19,075 and $6,563 for the quarters ended October 31, 2003 and 2002, respectively.

     For the quarters ended October 31, 2003 and 2002, net cash used for financing activities of $282,893 and $480,123 consisted primarily net payments on our on and off balance sheet customer contract receivables along with payments on other notes payable.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         We are involved in claims, legal actions, regulatory inquiries and interpretations arising in the ordinary course of our business, the resolution of which is not expected to have a material effect on our financial position or results of operations.


Item 2.  Changes in Securities

         During the fiscal quarter ended October 31, 2003, we issued an aggregate of 9,000 shares valued at $1,710 to our directors for service on the board of directors.


Item 3.  Defaults Upon Senior Securities

         Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

         Exhibit
         Number                 Description and Location
         ------                 ------------------------

          31.1         Rule 13a-14(a) Certification of Chief Executive Officer.
                       Filed herwith.
          31.2         Rule 13a-14(a) Certification of Chief Financial Officer.
                       Filed herewith.
          32.1         Section 1350 Certification of Chief Executive Officer.
                       Filed herewith.
          32.2         Section 1350 Certification of Chief Financial Officer.
                       Filed herewith.

         Reports on Form 8-K:

         None

Item 7.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

     John J. Grace, who serves as the Company's chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of the end of the period of the quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this quarterly report was being prepared.

(b) Changes in internal controls.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions other than continuing to experience delays in the closing and reconciliations of its accounts. As a result, the Company is continuing to review, modify and enhance its reporting systems to ensure more timely reporting.

                                  EXHIBIT INDEX
                                  -------------


         Exhibit
         Number                 Description and Location
         ------                 ------------------------

          31.1         Rule 13a-14(a) Certification of Chief Executive Officer.
                       Filed herwith.

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


                                    College Partnership, Inc.



Date: December 22, 2003             By: /s/ Douglas C. Rother
                                        ----------------------------------------
                                            Douglas C. Rother
                                            Chief Executive Officer



Date: December 22, 2003             By: /s/ John J. Grace
                                        ----------------------------------------
                                            John J. Grace
                                            Chief Financial Officer