Form 10QSB
period 2004-01-31
COLLEGE PARTNERSHIP INC
filed 2004-04-02
CIK 1103137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

                     For the transition period from __ to __


                         Commission File Number: 0-30323


                            COLLEGE PARTNERSHIP, INC.
                            -------------------------
             (Exact name of Registrant as specified in its charter)


                 Nevada                                     84-1416023
                 ------                                     ----------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)


                      333 South Allison Parkway, Suite 100
                          Lakewood, Colorado 80226-3115
                          -----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (303) 804-0155
                                 --------------
              (Registrant's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

As of March 30, 2004, the Registrant had 29,924.523 shares of common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Formant (check one): YES [ ] NO [X]


                                           COLLEGE PARTNERSHIP, INC.

                                                    INDEX

                                                                                                           Page
                                                                                                          Number
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets--January 31, 2004 and July 31, 2003....................      3

          Condensed  Consolidated  Statements  of  Operations--Three  Months Ended January 31, 2004 and
              2003 and Six Months Ended January 31, 2004 and 2003......................................      4

          Condensed Consolidated Statements of Cash Flow--Six Months Ended January 31, 2004 and 2003...      5

          Notes to Condensed Consolidated Financial Statements.........................................      6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations........     11

Item 3.   Controls and Procedures......................................................................     16

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings............................................................................     17

Item 2.   Changes in Securities........................................................................     17

Item 3.   Defaults Upon Senior Securities..............................................................     17

Item 4.   Submission of Matters to a Vote of Security Holders..........................................     17

Item 5.   Other Information............................................................................     17

Item 6.   Exhibits, List and Report on Form 8-K........................................................     17



                                         PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                  COLLEGE PARTNERSHIP, INC. AND SUBSIDIEARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    ASSETS
                                                                                    January 31,      July 31,
                                                                                       2004            2003
                                                                                   ------------    ------------
Current assets:
  Cash .........................................................................   $    134,827    $    537,478
  Accounts receivable, net of allowance for doubtful accounts of $711,463
    and $635,775, respectively .................................................      3,129,790       3,063,874
  Note receivable from financing ...............................................        681,995         484,095
  Inventory ....................................................................        195,644         139,336
  Deferred customer contract expenses ..........................................        762,005         649,121
  Other current assets .........................................................        198,940         239,881
                                                                                   ------------    ------------
    Total current assets .......................................................      5,103,201       5,113,785
Property and equipment, net of accumulated depreciation ........................        254,036         334,173
Intangible and other assets, net of accumulated amortization of $772,398 and
  $1,134,668, respectively .....................................................      1,992,704       2,389,649
Other assets ...................................................................         33,383          13,629
                                                                                   ------------    ------------
                                                                                   $  7,383,324    $  7,851,236
                                                                                   ============    ============
      Total assets
                                    LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Notes payable--finance companies .............................................   $  3,085,333    $  2,956,367
  Current maturities on long-tem obligations ...................................        588,482         357,482
  Current maturities on long-term obligations--related parties .................        332,242         447,816
  Accounts payable .............................................................      2,357,986       2,046,092
  Accrued liabilities ..........................................................        776,456         814,315
  Deferred revenue .............................................................      2,758,723       2,548,123
                                                                                   ------------    ------------
    Total current liabilities ..................................................      9,899,222       9,170,195
Deferred system lease obligation ...............................................        450,733         477,465
Long-term obligations, less current maturities .................................      1,426,120       1,625,263
Long-term obligations to related parties--less current maturities ..............        147,989         133,911
                                                                                   ------------    ------------
    Total liabilities ..........................................................     11,924,064      11,406,834
                                                                                   ------------    ------------
Commitments and contingencies
Stockholders' Deficit:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 200,000 Series A
  issued and outstanding .......................................................            200             200
Common stock, $.001 par value, 40,000,000 shares authorized, 27,075,307 and
  27,066,307 shares issued and outstanding, respectively
                                                                                         27,076          27,067
Additional paid-in capital .....................................................      4,297,993       4,296,292
Accumulated deficit ............................................................     (8,866,009)     (7,879,157)
                                                                                   ------------    ------------
    Total stockholders' deficit ................................................     (4,540,740)     (3,555,598)
                                                                                   ------------    ------------

      Total liabilities and stockholders' deficit ..............................   $  7,383,324    $  7,851,236
                                                                                   ============    ============

                     See accompanying notes to condensed consolidated financial statement.


                                  COLLEGE PARTNERSHIP, INC. AND SUBSIDIEARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Three Months                     Six Months
                                                          Ended January 31,                Ended January 31,
                                                         2004            2003            2004            2003
                                                     ------------    ------------    ------------    ------------

Student services revenue .........................   $  4,148,343    $  5,516,450    $  9,654,929    $  9,168,953
Cost of sales ....................................      3,371,651       3,239,115       7,648,793       5,865,834
                                                     ------------    ------------    ------------    ------------

    Gross profit .................................        776,692       2,277,335       2,006,136       3,303,119



Operating expenses ...............................        557,618         611,779       1,188,579       1,086,949
General and administrative expenses ..............        429,890         493,741         978,923         941,215
Depreciation and amortization ....................         72,570          84,695         153,632         158,229
Bad debt expense .................................        338,666         527,297         847,819         775,437
                                                     ------------    ------------    ------------    ------------
                                                        1,398,744       1,717,512       3,168,953       2,961,830
                                                     ------------    ------------    ------------    ------------

    Income (loss) from operations ................       (622,052)        559,823      (1,162,817)        341,289

Gain on unused contracts .........................         34,707           1,564          61,276          18,533
Interest income (expense), net ...................         45,107         (60,284)        120,689         (63,429)
                                                     ------------    ------------    ------------    ------------

    Net income (loss) ............................   $   (542,238)   $    501,103    $   (980,852)   $    296,393
                                                     ------------    ============    ============    ============

Dividends on preferred stock .....................          3,000            --             6,000            --
                                                     ------------    ------------    ------------    ------------

    Net income (loss) attributable to common
      stockholders ...............................   $   (545,238)   $    501,103    $   (986,852)   $    296,393
                                                     ------------    ============    ============    ============

Net income (loss) per share attributable to common
  stockholders--basic and diluted ................   $      (0.02)   $       0.02    $      (0.04)   $       0.01

Weighted average number of common shares
  outstanding--basic and diluted .................     27,075,307      26,499,404      27,074,524      26,569,493



                    See accompanying notes to condensed consolidated financial statements.


                          COLLEGE PARTNERSHIP, INC. AND SUBSIDIEARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Six Months Ended
                                                                            January 31,
                                                                        2004           2003
                                                                    -----------    -----------
Cash flows from operating activities:
Net income (loss) ...............................................   $  (986,852)   $   296,393
Adjustments  to  reconcile  net income  (loss) to net cash
    provided by  operating activities:
  Provision for doubtful accounts ...............................       847,819        775,437
  Depreciation and amortization .................................       153,632        149,054
  Issuance of common stock for director and employee compensation         1,710          7,000
  Issuance of common stock for services to third parties ........                        8,051
  Deferred compensation and royalties to related parties ........        (9,456)        97,084
  Gain on unused contracts ......................................       (61,279)       (18,533)
  Deferred license fees, net ....................................                      (48,000)
  Non-cash stock cancellations ..................................                      (22,950)
Changes in operating assets and liabilities:
  Accounts receivable ...........................................      (939,061)    (1,088,569)
  Inventory .....................................................       (56,308)         6,845
  Deferred customer contract expense ............................      (168,166)       250,875
  Accounts payable ..............................................       359,578        273,680
  Accrued liabilities ...........................................       (25,022)         9,887
  Deferred revenue ..............................................       548,286       (388,860)
  Other .........................................................        56,711        (62,474)
                                                                    -----------    -----------
    Net cash provided (used) by operating activities ............      (278,408)       244,920
                                                                    -----------    -----------

Cash flows from investing activities--
  Purchases of property and equipment ...........................       (21,367)       (12,770)
  Cash of deconsolidated subsidiary .............................        11,256           --
                                                                    -----------    -----------
    Net cash used in investing activities .......................       (10,111)       (12,770)
                                                                    -----------    -----------

Cash flows from financing activities:
  Proceeds from financing of contracts ..........................     2,971,789      2,431,459
  Payments on financial contracts ...............................    (2,842,822)    (2,210,690)
  Amounts due from financial contracts ..........................      (197,900)       (68,394)
  Payments on long-term obligations, net ........................      (174,114)      (283,142)
  Proceeds on long-term obligations--related parties ............       128,915        (21,268)
                                                                    -----------    -----------
    Net cash used in financing activities .......................      (114,132)      (152,035)
                                                                    -----------    -----------
    Net increase (decrease) in cash .............................      (402,651)        80,115

Cash at the beginning of the period .............................       537,478        662,457
                                                                    -----------    -----------
Cash at the end of the period ...................................   $   134,827    $   742,572
                                                                    ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ......................   $   222,825        205,143
  Common stock issued for deferred compensation .................          --             --

            See accompanying notes to condensed consolidated financial statements.

                                               5

                            COLLEGE PARTNERSHIP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          January 31, 2004 (Unaudited)


(1) Description of Business and Basis of Presentation

College Partnership, Inc. and subsidiaries (the "Company") provides products and information services to high school students, and provides information and assistance to parents and students on how to best qualify for financial aid. The Company offers assistance in college major selection, college selection, college entrance testing, searches for merit awards and other financial aid. This is the Company's only business segment. The Company markets its products generally through weekend workshops held throughout the United States and through its direct sales force. The Company's principal production fulfillment and coaching facilities are located in the Dallas/Fort Worth metroplex and is headquartered in Lakewood, Colorado.

The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(2) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted have been condensed or omitted pursuant to such rules and regulations. Certain amounts for prior periods have been reclassified to conform to the January 31, 2004 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 2003.

In the opinion of the Company, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at January 31, 2004 and July 31, 2003, and the results of its operations and cash flows for the three months and six months ended January 31, 2004.

The operating results for the periods ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ending July 31, 2004.

                            COLLEGE PARTNERSHIP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          January 31, 2004 (Unaudited)


Liquidity

For the quarter ended January 31, 2004, total revenue decreased 24.8% to $4,148,343 from $5,516,450 for the comparable period in 2003. Total revenue for the six months ended January 31, 2004 increased $485,976 or 5.3% to $9,654,929 from $9,168,953 for the comparable period in 2003. The Company expects revenue to increase relative to fiscal 2003 levels for comparable periods throughout the remainder of fiscal 2004 based on recent and planned price increases and the expansion and enhancement of the direct marketing programs to improve workshop attendance.

While the Company's revenues increased 51% in the first quarter of fiscal 2004 as compared to fiscal 2003 as a result of increased attendance at its workshops, the Company's rate of growth began to decline toward the end of the third quarter of fiscal 2003 and this trend continued into the fourth quarter of 2003 and first quarter of 2004. This decline was caused by the weakness in the economy, lower rate of workshop attendance due to the war in Iraq, delayed mail drops and lower sales rate associated with a 35% expansion in our sales force during the fourth quarter of fiscal 2003. These factors contributed to higher marketing and operating expenses resulting in losses in the fourth quarter of fiscal 2003 and first half of fiscal 2004.

We have recently experienced improvements in these trends due to new marketing initiatives and more effective results from the sales force expansion. We have taken a number of actions during the most recently completed fiscal quarter and is actively pursuing a variety of other steps designed to achieve profitability and provide the capital required to improve its financial position and fund future operations. These actions include an 8% price increase, which took effective late in second quarter of the current fiscal year. In addition the Company has also initiated changes to its various marketing programs that it expects will enhance future net monthly contracts signings and at the same time result in significant reductions of related marketing expenditures. The Company plans a second price increase of approximately 7% at the beginning of the fourth quarter of fiscal 2004. As a result of these steps we expect our operating results to improve in the second half of fiscal 2004 and anticipate we will realize a modest increase in total annual revenue from our core business for fiscal 2004 over fiscal 2003

The Company is also seeking alternative senior debt, subordinated debt and/or equity financing. While there is no guarantee the Company will be successful in attracting such investment, management believes the majority of reorganization costs are behind it. The Company is developing alternate marketing channels which will improve sales and profitability and the fundamentals of its business are improving. Management believes all these factors present an attractive investment vehicle with growth potential. Management believes the terms and conditions of alternative financing on senior debt may be better than the existing credit facility; however, terms may not be as beneficial to the Company on the subordinated debt or equity securities as might otherwise be expected in normal circumstances because of past losses.

Based on the planned increase in revenues and improvement in operating performance as well as the continuation of the Company's existing sources of financing, management believes the Company will be able to continue operations for the forthcoming year. Should these anticipated improvements in operating results not occur or should there be a deterioration in the Company's ability to maintain its sources of financing it will be required to reduce marketing expenditures or take other actions that may negatively effect future operations.

                            COLLEGE PARTNERSHIP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          January 31, 2004 (Unaudited)


Significant Accounting Policies
-------------------------------

Revenue Recognition

The Company recognizes revenue as the services are performed and the products are delivered. Deferred revenue is recorded for cash received in advance for services or products the Company is obligated to perform or provide.

Revenue is recognized consistent with Staff Accounting Bulletin No. 101. Our customer contracts obligate the Company to deliver a product called The College Action Plan (TM) (the "CAP"). Upon delivery of the CAP, the Company recognizes revenue. Through April 2002, the delivery of the CAP was contingent upon the customer returning a completed detailed questionnaire. Beginning May 2002, a new CAP was introduced that allows the Company to deliver 75% of the product and services prior to receiving the completed detailed questionnaire. Therefore, 75% of each customer contract is now satisfied generally within 60 days following the execution of the contract and 75% of the revenue related to each contract is recognized at that time. The remaining 25% of the revenue from those contracts is deferred until the customer returns the questionnaire and the Company fulfills its final obligations or until the Company determines that is a remote possibility that the Company will have any future obligation under the contract. Historically, over 80% of the customers who return their questionnaires do so within 90 days of contract signing, at which time the CAP is completed and the Company recognizes 100% of the CAP contract revenue.

                   COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Direct and incremental cost in acquiring contracts are deferred and recognized upon delivery of the CAP. The Company estimates that approximately 80% of the total direct and indirect costs of performing its obligations are incurred within two weeks after contract signing, of which 32% are deferred and expensed upon delivery of the product. Accordingly, expenses recognized historically have been disproportionately high as compared to reported revenue as the Company continues to grow.

Finance income on installment contracts is recognized over the contract period.

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

Unused Contract Gain

The recurring revenues earned from unused contracts are recorded below profit from operations as a gain net of related deferred commission expenses. These gains are recognized because historically 20% of our customers never complete the questionnaire; therefore, they do not use a portion of the CAP, although the Company is contractually entitled to the contract revenue. Beginning in the quarter ended April 30, 2002, the Company obtained sufficient historical experience to recognize into income the deferred revenue (net of related deferred expense) related to these unused contracts. Historical experience indicates that the Company should begin to recognize this deferred revenue (net of related deferred expense) during the second half of the student's senior year, when most college applications are finalized and the need for the Company's services diminish.

Intangible and Other Assets

Intangible and other assets consist primarily of the excess purchase price of acquired businesses over the net assets acquired ("Goodwill") and recruiting systems methodologies and databases acquired in business combinations. Intangible assets and systems methodology and databases that represent the excess of purchase price over the fair value of the net assets acquired are amortized on a straight-line basis over 10 years. As of August 1, 2002, the Company adopted Statement of Financial Accounting ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under the requirements of SFAS No. 142, Goodwill is no longer amortized but rather tested periodically for impairment using a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business one level below the operating segment ("component" level) if discrete financial information is prepared and regularly reviewed by management at the component level. An impairment charge is recognized for any amount by which the carrying amount of a reporting unit's Goodwill exceeds its fair value. The Company utilizes discounted cash flows to establish fair values. The Company tests for impairment annually as of its fiscal year end.

Management reviews the carrying amounts of intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the recoverability of other intangible assets, management's policy is to compare the carrying amounts of such assets with the estimated undiscounted future operating cash flows. In the event impairment exists, an impairment charge would be determined by comparing the carrying amounts of the asst to the applicable estimated future cash flows, discounted at a risk-adjusted rate. In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

                            COLLEGE PARTNERSHIP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          January 31, 2004 (Unaudited)


(3) Notes Payable Finance Companies

In January of 2004 entered into a Purchase Agreement (`Agreement") with one of its financing companies under which customer contracts may, at the finance companies option, be purchased by it. Such purchases become final without recourse subsequent to the 1st or 2nd payment by the customer following the sale of the contract. Additionally, effective February 2004 all outstanding customer contracts which collateralized borrowings from this finance company immediately prior to the execution of the Agreement have been purchased by this entity. Contracts purchased under this provision of the Agreement become final and without recourse subsequent to the 1st or 2nd payment by the customer following the date such contract was pledged as collateral.

Once all recourse to the purchased contracts expires the Company will eliminate its related note obligation to the finance company and the associated contract balance in accounts receivable.

Total borrowings from this finance company approximated $1,910,000 as of January 31, 2004.

(4) Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. No-stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to or above the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and basic and diluted income (loss) per share would have been increased or reduced to the pro forma amounts indicated below:

During the three-month period ended January 31, 2004 the Company granted options to purchase 300,000 shares of its common stock at an exercise price of $.50 per share. There were no options granted during the period ended January 31, 2004 2003.

Had the Company determined compensation cost based on the fair value at the date of grant under SFAS No 123, the Company's net loss would have increased by less than $2,500 and there would have been no change in the net loss per share.

(5) Contingency

The former owner of a wholly owned subsidiary has brought legal action against the Company seeking payment of outstanding notes payable. These notes payable are fully recorded in the Company's condensed consolidate financial statements. The Company has filed a counter claim disputing the former owner's claim due to misrepresentations in the sale of the subsidiary to the Company. The former owner has taken action to assume responsibility for this subsidiaries operations and accounting records as of October 3, 2003. Effective as of the beginning of the second quarter of fiscal 2004 the Company has discontinued consolidating the results of this subsidiary. A summary of the operations of the subsidiary included in the Company's historical consolidated financial statements follows:

                         QE 1-31-03   6ME 1-31-04  6ME 1-31-03
                         ----------   -----------  -----------
Revenue                   $ 135,100    $  34,400    $ 302,000
Loss                      $ (47,400)   $ (90,000)   $ (79,000)


The Company's net investment in this subsidiary at January 31, 2004, exclusive of the notes payable to the former owner, approximates $25,000. The resolution of the dispute with the former owner is not expected to have a material adverse effect on the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESUTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere is this Report, contain statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding the intent, belief or current expectations of the Company, its Directors and Officers with respect to, among other things; anticipated financial or operating results, financial projections, business prospects, future product performance and other matters that are not historical facts. The success of the Company's business operations is dependent on factors such as the impact of competitive products, product development, commercialization and technology difficulties, the results of financing efforts and the effectiveness of the Company's marketing strategies, general competitive and economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described under "Factors Affecting our Business and Prospects" below.


The Company currently expenses all of its marketing costs as incurred. Management believes it may be preferable to capitalize marketing costs and expense them as the associate revenues are being recognized in accordance with SOP 93-7 "Reporting on Advertising Costs". Such costs have previously not been capitalized, as the Company has not yet fully refined the required correlation between its direct marketing costs and revenues as required under SOP 93-7. The Company believes it can demonstrate historical patterns that its direct mail campaigns have direct correlation to its sales. The Company expects to change its method of accounting for marketing costs once it is able to demonstrate such a correlation. We anticipate having sufficient information to do so within the next twelve months. Upon adoption, the Company believes this new method of accounting for advertising costs will provide a better matching of costs with their related revenues. Based upon our analysis of marketing costs incurred through January 31, 2004, the cumulative effect of this accounting change would have been approximately $1,975,000, which upon adoption will be recorded as a one time increase to net income and will reduce the shareholder's deficit by the same amount. It is also expected that this change will generally result in lower marketing costs per reported period relative to revenue as the Company continues to increase its direct marketing efforts. Had the accounting change been adopted last fiscal year, marketing and related costs would have been approximately $650,000 and $330,000 less for the fiscal year ended July 31, 2003 and six month period ended January 31, 2003, respectively.


Financial condition as of January 31, 2004 as compared to July 31, 2003

Total assets have decreased from $7,851,236 at July 31, 2003 to $7,383,324 at January 31, 2004, a change of approximately $467,912. This decrease was primarily due to the reclassification of the net assets of the subsidiary discussed in Note 5 to the condensed consolidated financial statements included in this Form 10QSB ("Company's financial statements") resulting in a reduction of total assets by approximately $200,000. In addition there was a reduction in cash balances of approximately $400,000 reflecting normal working capital changes and the loss for the period. These amounts are were offset by an increase in Deferred customer contract expenses of approximately $113,000

Total liabilities increased from $11,406,834 at July 31, 2003 to $11,924,064 at January 31, 2004, a net change of $517,230. Current liabilities increase from $9,170,195 at July 31, 2003 to $9,899,223 at January 31, 2004. The increase in total liabilities is primarily a result of an increase in net borrowed funds during the period of approximately $117,000 and increases in trade accounts payable and deferred revenues of approximately $312,000 and $210,000 respectively. These amounts were offset by a decrease in accrued expenses and deferred system lease obligations of approximately $38,000 and $26,000 respectively.

Stockholders' deficit increased from a deficit of $3,555,598 at July 31, 2003 to a deficit of $4,540,740 at January 31, 2004 as a result of the net loss for the six-month period ended January 31, 2004.

As of January 31, 2004 the Company had a working capital deficit of $4,796,021. Management plans to manage the deficit are discussed under the Liquidity and Capital Resource section of this Item 2 to Form 10 QSB and Note 2 Company's financial statements included herein.

Liquidity and Capital Resources

The Company reported a loss of $986,852 for the six-months ended January 31, 2004 primarily due to increased sales and marketing costs associated with the expansion of our regions to offer our products to an expanded audience as well as a decrease in our direct mail response rate due to economic factors. The Company began implementation of several initiatives during the first quarter of fiscal year 2004 which it is continuing to work on. When successful, these actions will increase our marketing effectiveness and reduce sales and marketing costs and improve efficiencies within our direct marketing campaigns, and accordingly, significantly improve operating results in subsequent quarters

As reflected in the statements of cash flows for the six-months ended January 31, 2004, cash used in operating activities was $266,606 compared to cash provided by $244,920 for the comparable period last year. Cash expended in investing activities was used to purchase property and equipment, such amounts totaled $21,367 and $12,770, in 2004 and 2003, respectively. Cash used in financing activities for the six-months ended January 31, 2004 and 2003 was $114,132 and $152,035, respectively.

The Company's primary sources of liquidity and capital resources historically have been principally financing of contract receivables and cash generated from other financing and operating activities. Cash used for payment of operating costs has offset these sources of cash flows. A portion of the costs and operating deficits incurred for fiscal 2003 and the six months ended January 31, 2004 were funded by financing of the Company's on and off balance sheet customer contract receivables, deferral of a portion of certain executive compensation and extended terms provided by our vendors.

The Company has taken a number of actions during the most recently completed fiscal quarter and is actively pursuing a variety of other steps designed to achieve profitability and provide the capital required to improve its financial position and fund future operations. These actions include an 8% price increase, which took effective late in second quarter of the current fiscal year. In addition the Company has also initiated changes to its various marketing programs that it expects will enhance future net monthly contracts signings and at the same time result in a significant reduction of related marketing expenditures. The Company plans a second price increase of approximately 7% at the beginning of the fourth quarter of fiscal 2004. It also is engaged in an ongoing review of other products and services that can be marketed to current and future customers through existing sales channels as well as seeking strategic partnerships with organizations servicing a demographically similar customer base. In addition the Company continues to test various pricing and payment methods designed to optimize and improve contract signings and collections. The Company is also actively pursuing alternative sources of financing.

In summary, management believes that the Company's cash requirements through next fiscal year will be satisfied by the following sources, (i) cash expected to be generated from operations, (ii) obtaining further senior debt financing,
(iii) possible subordinated debt financing, and (iv) possible equity financing. No assurance can be given, however, that the Company will be successful in obtaining additional capital to take advantage of replacing existing obligations at a significant discount and fund future expansion and at what terms such capital will be available.


Results of operations: Three-month periods ended January 31, 2004 versus January 31, 2003

Revenue. For the three-month period ended January 31, 2004, the Company signed 3,906 customer contracts, net of cancellations, which is 6% higher than the number signed for the same period last year due to expanded sales and marketing efforts and methods. Customer contracts result in student service revenue being recognized upon delivery of the CAP for the new contracts.

Student services revenue decreased $1,368,107 or 24.8% for the three-month period ended January 31, 2004 to $4,148,343 from $5,516,450 for the comparable period in 2003 primarily as a result of higher revenues recognized in 2003 associated with the new CAP program instituted in late fiscal 2002 which is discussed in Note 2 to the Company's financial statements included in this Form 10 QSB. Revenue from student services is expected to increase for the remainder of fiscal 2004 as a result of the factors discussed under the Liquidity and Capital Resource section of this Item 2 to this Form 10 QSB as well as Note 2 to the Company's financial statements included therein.

The Company continues to experience significant growth; however, there can be no assurance that growth will continue at historical rates or at all. The Company's ability to generate increased revenue and achieve profitability will depend upon its ability to increase revenue through development and/or acquisition of new products, improving its direct marketing campaigns, expanding and upgrading the number of sales representatives, further development of the workshop program and designing an effective internet commerce site. While the Company has been successful in the recent implementation of some of these projects, the Company's ability to expand and develop these channels depends upon a number of factors beyond its control, including general business and economic conditions. The expansion and development of existing and new marketing and distribution channels will also depend, in part, upon the Company's ability to secure additional financial resources, technology, expertise and staff.

Cost of Sales. Cost of sales for the three-month period ended January 31, 2004 increased $132,536 or 4.1% to $3,371,651 as compared to the same period last year. As a percentage of student services revenue, cost of sales was 81.3% for the three-months ended January 31, 2004 as compared to 58.7% for the comparable period last year. Cost of sales increased as a percentage of revenue for the 2004 when compared to 2003 as a result of several factors: 1) we realized a high level of gross profit on revenues recognized in 2003 that were associated with the revised CAP program which is discussed under the Revenue section immediately preceding this section, the majority of the costs associated with these revenues had been expensed in previous periods, 2) we incurred higher costs for postage and other marketing costs in 2004 than we did in comparable period last year as a result of the expansion of number of our sales regions and 3) the level of mailings and related costs incurred in 2004 for seminars that will take place subsequent to the reporting period exceeds the comparable period last year. As noted in the introductory paragraph of this Item 2 to Form 10 QSB the Company currently expenses all of its marketing costs as incurred. Cost of sales is comprised primarily of direct sales and marketing costs and the production costs related to the product deliverables.

As a substantial portion of the Company's costs are directly related to its sales and marketing efforts, costs of sales includes selling and marketing costs. The remaining costs are related to direct costs of the Company's products and services.

Operating Expenses. Operating expenses for the three-month period ended January 31, 2004 decreased approximately $54,141 or 8.9% to $557,618 from $611,779 for the comparable period last year due primarily to the reduction in revenues during the period and as a result of the departure of the subsidiary referred to in Note 5 to the Company's financial statements. Operating expenses include costs relating to the management and support of the Company's fulfillment, sales and sales delivery activities.

General and Administrative Expenses. General and administrative expenses for the three-month period ended January 31, 2004 decreased approximately $63,851 or 12.9% to $429,890 from $493,741 for the comparable period last year primarily due to a reduction in support staff and related costs.

Depreciation and Amortization. Depreciation and amortization decreased approximately $12,125 or 14.3% for the three-month period ended January 31, 2004 as compared to the comparable period last year as a result of the departure of the subsidiary referred to in Note 5 to the Company's financial statements.

Bad Debt Expense. Bad debt expense decreased by approximately $188,631 or 35.8% to $338,666 for the three-month period ended January 31, 2004 compared to $527,297 for the same period last year. The decrease is primarily due to the decrease in sales volume. As a percentage of student revenue, bad debt expense decreased to 8.2% from 9.6% for the same period last year primarily as a result of changes period to period in the estimated bad debt reserve required to be established against existing account receivable balances.

Income (loss) from Operations. The loss from operations was $622,052 for the three-month ended January 31, 2004 compared to $559,823 of income from operations for the comparable period last year. The decline in income from operations is primarily attributable to the reduction in revenues recognized during the period and lower gross profit margins as a result of higher marketing costs.

Gain on Unused Contracts. The gain on unused contracts was $34,707 for the three-month period ended January 31, 2004 compared to $1,564 for the same period last year. This increase is due to an increase in the number of unused and partially used contracts of graduating seniors as compared to the comparable period last year. It continues to be the Company's experience that our services are no longer required by these graduating seniors beginning in the second semester of their final year in high school accordingly such amounts are taken into income.

As of January 31, 2004 there was approximately $705,000 of deferred revenue and approximately $205,000of related deferred expenses associated with high school seniors who will be graduating by June 2004. This represents the amount paid for unused and partially used contracts where revenue has not been recognized. The deferred revenue associated with these contracts, net of the related expenses, represents the potential gain on unused contracts that will be recorded during the third and fourth quarters of this fiscal year.

Interest Income (Expense), Net. Financing income from our contracts and interest expense are reported net in the statement of operations. Net financing income increased to $45,107 for the three-month period ended January 31, 2004 from the comparable period last year primarily as a result of a decrease in interest expense by $103,864 or 175% for the three-month period ended January 31, 2004 as compared to the same period last year. This decrease is primarily related to payments under the Company's Deferred System Obligation during 2003 as this agreement was renegotiated late in 2003 resulting in a decrease in such payments. The Company's interest expense is directly related to the level of borrowings and the related interest rates.

Net Income (Loss) and Net Income (Loss) Per Share Attributable to Common Stockholders. The Company reported a loss of $545,238 for the three months ended January 31, 2004 compared to net income of $501,103 for the comparable period last year. The basic and diluted net loss per share attributable to common shareholders for the three-month period ended January 31, 2004 was $0.02 compared to net income per share of $0.02 for the comparable period last year.


Results of operations: Six-month periods ended January 31, 2004 versus January 31, 2003

Revenue. For the six-month period ended January 31, 2004, the Company signed 9,187 customer contracts, net of cancellations, which is 14% higher than the number signed for the same period last year due to expanded sales and marketing efforts and methods. Customer contracts result in student service revenue being recognized upon delivery of the CAP for the new contracts.

Student services revenue increased $485,976 or 5.3% for the six-month period ended January 31, 2004 to $9,654,929 from $9,168,953 for the comparable period in 2003 primarily as a result of higher unit sales from the expanding number of workshops held during the period offset by higher revenues recognized in 2003 associated with the new CAP program instituted in late fiscal 2002. Revenue from student services is expected to increase for the remainder of fiscal 2004 as a result of the factors discussed under the Liquidity and Capital Resource section of this Item 2 to Form 10 QSB and Note 2 to the Company's financial statements included herein.

Cost of Sales. Cost of sales for the six-month period ended January 31, 2004 increased $1,782,959 or 30% to $7,648,793 as compared to the same period last year. As a percentage of student services revenue, cost of sales was 79.2% for the six-months ended January 31, 2004 as compared to 64.0% for the comparable period last year. Cost of sales increased as a percentage of revenue for the six-month period for the reasons specified under the discussion of Cost of Sales for the three-months ended January 2004.

Operating Expenses. Operating expenses for the six-month period ended January 31, 2004 increased approximately $101,630 or 9.4% to $1,188,579 from $1,086,949 for the comparable period last year due primarily as a result of the increase in sales volume. Operating expenses include costs relating to the management and support of the Company's fulfillment, sales and sales delivery activities.

General and Administrative Expenses. General and administrative expenses for the six-month period ended January 31, 2004 increased approximately $37,708 or 4.0% to $978,923 from $941,216, for the comparable period last year. The increase is primarily due to added senior management, support and accounting staff, consulting and legal fees, and license fees required to support increasing revenues.

Depreciation and Amortization. Depreciation and amortization decreased approximately $4,597 or 2.9% for the six-month period ended January 31, 2004 as compared to the comparable period last year primarily as a result of the departure of the subsidiary referred to in Note 5 to the Company's financial statements.

Bad Debt Expense. Bad debt expense increased by approximately $72,382 or 9.3% to $847,819 for the six-month period ended January 31, 2004 compared to $775,437 for the same period last year. The increase is primarily due to the increase in sales volume. As a percentage of student revenue, bad debt expense increased slightly to 8.8% from 8.5% for the same period last year for the reasons specified under the discussion of Bad Debt Expense for the three-months ended January 2004.

Income (loss) from Operations. The loss from operations was $1,162,757 for the six-month ended January 31, 2003 compared to $341,289 of income from operations for the comparable period last year. The decline in income from operations is primarily attributable to lower gross profit margins as a result of higher marketing costs.

Gain on Unused Contracts. The gain on unused contracts was $61,276 for the six-month period ended January 31, 2004 compared to $18,533 for the same period last year. This increase is due to an increase in the number of unused and partially used contracts of graduating seniors as compared to the comparable period last year

Interest Income (Expense), Net. Financing income from our contracts and interest expense are reported net in the statement of operations. Net financing income increased to $120,689 for the six-month period ended January 31, 2004 from the comparable period last year primarily for the reason discussed under this heading for the three-month period ended January 31, 2004. The Company's interest expense is directly related to the level of borrowings and the related interest rates.

Net Income (Loss) and Net Income (Loss) Per Share Attributable to Common Stockholders. The Company reported a loss of $986,852 for the six months ended January 31, 2004 compared to net income of $296,393 for the comparable period last year. The basic and diluted net loss per share attributable to common shareholders for the six-month period ended January 31, 2004 was $0.04 compared to net income per share of $0.01 for the comparable period last year.

Item 3. Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures.

     John J. Grace, who serves as the Company's chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period of this quarterly report on Form 10QSB (the "Evaluation Date") has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that management would be alerted to material information required to be included in our periodic SEC filings other than the following:

     The Company is continuing to take actions designed to improve its ability to provide timely SEC filings. This includes the hiring of additional support staff, both temporary and permanent, review of processes and procedures and a continuing review of changes that can be made to its information systems.

     (b) Changes in internal controls.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions other than continuing to experience delays in the closing and reconciliation of its accounts. As a result, the Company is continuing to review, modify and enhance its reporting systems to ensure timelier reporting.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

     The Company is involved in claims, legal actions, regulatory inquiries and interpretations arising in the ordinary course of business, the resolution of which is not expected to have a material effect on our financial position or results of operations.

Item 2. Changes in Securities.

     None

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     31.1   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002.

     31.2   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002.

     32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                College Partnership, Inc.

Date:  April 2, 2004                            By: /s/  Mark Eagle
                                                -------------------
                                                Member, Executive Committee


                                                By: /s/ Janice Jones
                                                --------------------
                                                Member, Executive Committee


Date:  April 2, 2004                            By: /s/ John J. Grace
                                                ---------------------
                                                John J. Grace
                                                Chief Financial Officer

                                INDEX TO EXHIBITS


31.1      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.

31.2      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.