Form 10QSB
period 2004-04-30
COLLEGE PARTNERSHIP INC
filed 2004-06-22
CIK 1103137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2004

                                       or

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

As of June 16, 2004, the Registrant had 29,913,073 shares of common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Formant (check one): YES [ ] NO [X]


                                         COLLEGE PARTNERSHIP, INC.

                                                   INDEX

                                                                                                           Page
                                                                                                          Number
PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets--April 30, 2004 and July 31, 2003......................      3

          Condensed Consolidated  Statements of Operations--Three  Months Ended April 30, 2004
              and 2003 and Nine Months Ended April 30, 2004 and 2003...................................      4

          Condensed Consolidated Statements of Cash Flow--Nine Months Ended April 30, 2004 and 2003....      5

          Notes to Condensed Consolidated Financial Statements.........................................      6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations........     10

Item 3.   Controls and Procedures......................................................................     17

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings............................................................................     18

Item 2.   Changes in Securities........................................................................     18

Item 3.   Defaults Upon Senior Securities..............................................................     18

Item 4.   Submission of Matters to a Vote of Security Holders..........................................     18

Item 5.   Other Information............................................................................     18

Item 6.   Exhibits, List and Report on Form 8-K........................................................     18



                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                 COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   ASSETS
                                                                                     April 30,       July 31,
                                                                                       2004            2003
                                                                                   ------------    ------------
Current assets:
  Cash .........................................................................   $    164,387    $    537,478
  Accounts receivable, net of allowance for doubtful accounts of $560,415
    and $635,775, respectively .................................................      2,190,313       3,063,874
  Amounts due from financing companies .........................................        293,835         484,095
  Inventory ....................................................................        137,204         139,336
  Deferred customer contract expenses ..........................................        739,509         649,121
  Other current assets .........................................................        126,039         239,881
                                                                                   ------------    ------------
    Total current assets .......................................................      3,651,287       5,113,785
Property and equipment, net of accumulated depreciation ........................        226,000         334,173
Intangible and other assets, net of accumulated amortization of $799,604 and
  $1,134,668, respectively .....................................................      1,951,956       2,389,649
Other assets ...................................................................         33,383          13,629
                                                                                   ------------    ------------
      Total assets .............................................................   $  5,862,626    $  7,851,236
                                                                                   ============    ============


                                    LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Notes payable--finance companies .............................................   $  1,776,331    $  2,956,367
  Current maturities on long-term obligations ..................................        589,101         357,482
  Current maturities on long-term obligations--related parties .................        171,348         447,816
  Accounts payable .............................................................      1,792,657       2,046,092
  Accrued liabilities ..........................................................        918,751         814,315
  Deferred revenue .............................................................      2,940,769       2,548,123
                                                                                   ------------    ------------
    Total current liabilities ..................................................      8,188,957       9,170,195
Deferred system lease obligation ...............................................        437,462         477,465
Long-term obligations, less current maturities .................................      1,383,026       1,625,263
Long-term obligations to related parties, less current maturities ..............         87,636         133,911
                                                                                   ------------    ------------
    Total liabilities ..........................................................     10,097,081      11,406,834
                                                                                   ------------    ------------
Commitments and contingencies

Stockholders' Deficit:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 200,000 Series A
  issued and outstanding .......................................................            200             200
Common stock, $.001 par value, 40,000,000 shares authorized, 27,945,574 and
  27,066,307 shares issued and outstanding, respectively .......................         27,946          27,067
Additional paid-in capital .....................................................      4,494,759       4,296,292
Accumulated deficit ............................................................     (8,757,360)     (7,879,157)
                                                                                   ------------    ------------
    Total stockholders' deficit ................................................     (4,234,455)     (3,555,598)
                                                                                   ------------    ------------
      Total liabilities and stockholders' deficit ..............................   $  5,862,626    $  7,851,236
                                                                                   ============    ============

                    See accompanying notes to condensed consolidated financial statement.


                                  COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Three Months                     Nine Months
                                                            Ended April 30,                 Ended April 30,
                                                         2004            2003            2004            2003
                                                     ------------    ------------    ------------    ------------

Student services revenue .........................   $  4,953,257    $  4,928,881      14,608,186      14,097,834
Cost of sales ....................................      3,229,092       3,306,348      10,877,885       9,155,916
                                                     ------------    ------------    ------------    ------------

    Gross profit .................................      1,724,165       1,622,533       3,730,301       4,941,918

Operating expenses ...............................        335,373         436,029       1,382,893       1,433,388
General and administrative expenses ..............        644,817         591,561       1,766,432       1,647,808
Depreciation and amortization ....................         72,209          74,267         225,831         223,322
Bad debt expense .................................        532,898         511,621       1,379,094       1,287,058
                                                     ------------    ------------    ------------    ------------


    Income (loss) from operations ................        138,868           9,055      (1,023,949)        350,342
Sale of customer contracts .......................       (229,426)              0        (229,426)              0
Gain on unused contracts .........................        189,868         182,168         251,144         200,701
Interest income (expense), net ...................         12,339         (38,907)        133,028        (102,335)
                                                     ------------    ------------    ------------    ------------

    Net income (loss) ............................        111,649         152,316        (869,203)        448,708

Dividends on preferred stock .....................          3,000               0           9,000               0
                                                     ------------    ------------    ------------    ------------
    Net income (loss) attributable to common
      stockholders ...............................        108,649         152,316        (878,203)        448,708
                                                     ------------    ------------    ------------    ------------
Net income (loss) per share attributable to common
  stockholders--basic and diluted ................            .00             .01            (.03)            .02

Weighted average number of common shares
  outstanding--basic and diluted .................     27,830,444      26,609,992      27,320,323      26,582,696



                    See accompanying notes to condensed consolidated financial statements.


                               COLLEGE PARTNERSHIP, INC. AND SUBSIDIEARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Nine Months Ended
                                                                                        April 30,
                                                                                   2004           2003
                                                                               -----------    -----------
Cash flows from operating activities:
Net income (loss) ..........................................................   $  (878,203)   $   448,709
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Provision for doubtful accounts ..........................................     1,379,094      1,287,058
  Depreciation and amortization ............................................       225,831        223,546
  Issuance of common stock for director and employee compensation ..........                       13,352
  Issuance of common stock for services to third parties ...................        21,000          4,051
  Deferred compensation and royalties to related parties ...................        64,461         93,376
  Gain on unused contracts .................................................      (251,144)      (200,701)
  Sale of customer contracts ...............................................       229,426
  Non-cash stock cancellations .............................................                      (22,950)
Changes in operating assets and liabilities:
  Accounts receivable ......................................................    (1,688,134)    (1,677,160)
  Inventory ................................................................         2,132        (33,378)
  Deferred customer contract expense .......................................      (180,390)       285,315
  Accounts payable .........................................................      (199,526)       136,551
  Accrued liabilities ......................................................       113,600         28,441
  Deferred revenue .........................................................       695,165       (426,740)
  Other ....................................................................        59,242        (70,833)
                                                                               -----------    -----------
    Net cash provided (used) by operating activities .......................      (407,446)        40,637
                                                                               -----------    -----------

Cash flows from investing activities--
  Purchases of property and equipment ......................................       (24,791)       (42,861)
    Cash of deconsolidated subsidiary ......................................        11,256              0
                                                                               -----------    -----------
    Net cash used in investing activities ..................................       (13,535)       (42,861)
                                                                               -----------    -----------

Cash flows from financing activities:
  Proceeds from financing of contracts .....................................     4,799,189      3,626,759
  Payments on financial contracts ..........................................    (4,459,224)    (3,286,182)
  Amounts due from financial contracts .....................................       (71,766)      (110,730)
  Payments on long-term obligations, net ...................................      (274,398)      (326,342)
  Proceeds on long-term obligations--related parties .......................        54,089        (79,088)
                                                                               -----------    -----------
    Net cash used in financing activities ..................................        47,890       (175,583)
    Net decrease in cash ...................................................      (373,091)      (177,807)

Cash at the beginning of the period ........................................       537,478        662,457
                                                                               -----------    -----------
Cash at the end of the period ..............................................       164,387        484,650
                                                                               ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest .................................       381,845        506,252
  Common stock issued for deferred compensation ............................        77,471        135,000
  Common stock issued to related parties for royalties .....................       100,875
  Reduction of liability to finance company for sale of non-recourse
    customer contracts .....................................................     1,520,000


                 See accompanying notes to condensed consolidated financial statements.

                                                  5

                            COLLEGE PARTNERSHIP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           April 30, 2004 (Unaudited)


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

(2) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations. Certain amounts for prior periods have been reclassified to conform to the April 30, 2004 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 2003.

In the opinion of the Company, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at April 30, 2004 and July 31, 2003, and the results of its operations and cash flows for the nine months ended April 30, 2004.

The operating results for the periods ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending July 31, 2004.

Liquidity

For the quarter ended April 30, 2004, total revenue increased slightly to $4,953,257 from $4,928,881 for the comparable period in 2003. The change in the third quarter revenues is a result of price increases instituted early in the second quarter offset by less unit sales reflecting planned reductions in mailings of invitations to workshops. Total revenue for the nine months ended April 30, 2004 increased $510,352 or 4% to $14,608,186 from $14,097,834 for the comparable period in 2003. This growth reflects the results of increased mailings earlier in the year and the price increase noted above offset by declining response rates. The Company expects revenue to decrease in the fourth quarter of this year relative to the current quarter ended April 30, 2004. The Company has historically realized less activity in the fourth quarter than the third as a result of seasonality factors specific to its marketing programs. Fourth quarter revenues are expected to approximate revenues from the same period last year as a result of price increases implemented in the current year offset by a decline in net customer contract signings in the later half of the third quarter compared with the same period last year. This decline was brought on by a reduction in our mailings during the later half of the second quarter mentioned above and a reduction in the related response rate. The price increases during fiscal 2004 were implemented to reflect improvements in and expansion to our product and service offerings.

                            COLLEGE PARTNERSHIP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           April 30, 2004 (Unaudited)


We have taken a number of actions during fiscal 2004 and are actively pursuing a variety of other steps designed to achieve profitability and provide the capital required to improve the Company's financial position and fund future operations. These actions included an expansion of the Company's sales force and two separate price increases referred to above, which took effect late in second quarter and at the beginning of the fourth quarter of fiscal 2004. The Company has also initiated changes to its various marketing programs that it expects will enhance future net monthly contract signings and at the same time result in significant reductions of related marketing expenditures. As a result of these steps operating results are expected improve during fiscal 2005. In addition to changes to existing marketing programs the Company expects to implement additional marketing initiatives that it estimates will continue to expand its sales volume.

As discussed in Note 6 to the condensed consolidated financial statements included in this Form 10QSB ("Company's financial statements") the Company completed arrangements on $800,000 of financing in June of 2004. The Company is continuing to seek additional funding in the form of senior debt, subordinated debt and/or equity. While there is no guarantee the Company will be successful in attracting such investment, management believes the initiatives described in the immediately preceding paragraph will result in an improvement in the Company's sales and profitability and other fundamentals of the business. It further believes that these factors present an attractive investment vehicle with growth potential. Management believes the terms and conditions of alternative financing on senior debt may be better than the existing credit facility; however, terms may not be as beneficial to the Company on the subordinated debt or equity securities as might otherwise be expected in normal circumstances because of past losses.

Based on the planned increase in revenues and improvement in operating performance as well as the continuation of the Company's existing sources of financing, management believes the Company will be able to continue operations for the forthcoming year. Should these anticipated improvements in operating results not occur or should there be a deterioration in the Company's ability to maintain its sources of financing it will be required to reduce marketing expenditures or take other actions that may negatively affect future operations.


Significant Accounting Policies
Revenue Recognition

The Company recognizes revenue as its services are performed and its products are delivered. Deferred revenue is recorded for cash received in advance for services or products the Company is obligated to perform or provide.

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

Deferred Revenue

Deferred revenue is recorded for cash received in advance for products and services the Company is obligated to provide. Cash collections are directly related to the number of customer contracts signed, not to the amount of revenue recognized in the period.

Cost of Sales

As a substantial portion of the Company's costs are directly related to its sales and marketing efforts, cost of sales includes selling and marketing costs. The remaining costs are related to direct costs of the Company's products and services.

Sale of Customer Contracts

The Company recognizes a gain or loss on the sale of customer contracts which are made without recourse under the provision of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

Unused Contract Gain

Gains recognized from unused contracts are recorded below profit from operations net of related deferred commission expenses. These gains result when our customers fail to complete the questionnaire sent to them as part of the CAP. This questionnaire serves as a basis for additional products/services that are tailored to respond to a specific customer. As a result they do not use a portion of our product, although the Company is contractually entitled to the contract revenue. Beginning in the quarter ended April 30, 2002, the Company obtained sufficient historical experience to recognize as a gain the deferred revenue (net of related deferred expense) related to these unused contracts. Historical experience indicates that 20% of our customers fail to complete the questionnaire and that the Company should begin to recognize this deferred revenue (net of related deferred expense) during the second half of the student's senior year, when most college applications are finalized and the need for the Company's services diminish.

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

                   COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(3) Notes Payable Finance Companies

In January of 2004 the Company entered into a Purchase Agreement (`Agreement") with one of its financing companies under which customer contracts may, at the finance companies option, be purchased by it. Such purchases become final without recourse following specified payments by the customer subsequent to the sale of the contract. Effective February 2004, all outstanding customer contracts which collateralized borrowings from this finance company immediately prior to the execution of the Agreement have been purchased by this entity under the terms of the Agreement.

Once all recourse to the purchased contracts expires the Company eliminates its related note obligation to the finance company as well as the associated contract balance in accounts receivable. The Company incurred a cost of approximately $229,000 during the fourth quarter associated with the sale of customer contracts.

Total borrowings from this finance company, net of non-recourse purchases in the amount of $1,520,000 approximated $556,000 as of April 30, 2004.

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

During the three-month period ended April 30, 2004 the Company granted options and warrants to purchase 500,000 shares of its common stock at an exercise price of $.50 per share.

Had the Company determined compensation cost based on the fair value at the date of grant under SFAS No 123, the net income would have decreased by less than $7,500 and there would have been no change in the net income per share.

(5) Contingency

The former owner of a wholly owned subsidiary has brought legal action against the Company seeking payment of outstanding notes payable. These notes payable are fully recorded in the Company's condensed consolidated financial statements. The Company has filed a counter claim disputing the former owner's claim due to misrepresentations in the sale of the subsidiary to the Company. The former owner has taken action to assume responsibility for this subsidiaries operations and accounting records as of October 3, 2003. Effective as of the beginning of the second quarter of fiscal 2004 the Company has discontinued consolidating the results of this subsidiary. A summary of the operations of the subsidiary included in the Company's historical consolidated financial statements follows:

                       QE 4-30-03      9ME 4-30-04      9ME 4-30-03
Revenue                 $112,300         $34,400         $ 414,300
Loss                    $(82,600)       $(90,000)        $(160,600)


The Company's notes payable to the former owner of $226,000 are included in the current portion of long-term obligations. The Company's net investment in this subsidiary at April 30, 2004, exclusive of these notes, approximates $25,000. The resolution of the dispute with the former owner is not expected to have a material adverse effect on the Company.

(6) Subsequent Event

In June the Company completed two financings for a total of $800,000, net of expenses. A Bridge financing in the amount of $500,000 was completed in exchange for a convertible secured promissory note bearing interest at 10% and payable June of 2005. The note is convertible into common stock of the Company at the rate of $.50 per share. The lender also received 250,000 shares of common stock in connection with this transaction and future investment banking services. The loan is repayable out of the proceeds of any future financing or asset sale generating in excess of $1,000,000, excluding borrowings from the company's finance companies. In addition the Company completed arrangements for a $300,000 term loan from one of its finance companies, repayable over 36 months and bearing interest at 15%. The loan is collateralized by a pool of customer contacts serviced by this finance company.

(7) Stock Issuances to Related Parties

During the three months ended April 30, 2004 the Company issued 368,909 shares of common stock valued at approximately $77,100 to certain officers, directors, and employees in partial payment of deferred compensation. In addition, 480,357 shares of common stock with a value of approximately $100,400 were issued to National College Recruiting Association, Inc. (NCRA) for royalties under the Company's agreement with that entity. NCRA is a wholly owned subsidiary of Chartwell International, Inc. which has a common officer, two common directors, and is a significant shareholder of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESUTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere is this Report, contain statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding the intent, belief or current expectations of the Company, its Directors and Officers with respect to, among other things; anticipated financial or operating results, financial projections, business prospects, future product performance and other matters that are not historical facts. The success of the Company's business operations is dependent on factors such as the impact of competitive products, product development, commercialization and technology difficulties, the results of financing efforts and the effectiveness of the Company's marketing strategies, general competitive and economic conditions. Forward -looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described under "Factors Affecting our Business and Prospects" below.

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

Revenue Recognition

The Company recognizes revenue as the services are performed and its products are delivered. Deferred revenue is recorded for cash received in advance for services or products the Company is obligated to perform or provide.

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

Sale of Customer Contracts

The Company recognizes a gain or loss on the sale of customer contracts which are made without recourse under the provision of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

Unused Contract Gain

Gains recognized from unused contracts are recorded below profit from operations net of related deferred commission expenses. These gains result when our customers fail to complete the questionnaire sent to them as part of the CAP. This questionnaire serves as a basis for additional products/services that are tailored to respond to specific customer. As a result they do not use a portion of our product, although the Company is contractually entitled to the contract revenue. Beginning in the quarter ended April 30, 2002, the Company obtained sufficient historical experience to recognize as a gain the deferred revenue (net of related deferred expense) related to these unused contracts. Historical experience indicates that 20% of our customers fail to complete the questionnaire and that the Company should begin to recognize this deferred revenue (net of related deferred expense) during the second half of the student's senior year, when most college applications are finalized and the need for the Company's services diminish.

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

Marketing Costs

The Company currently expenses all of its marketing costs as incurred. Management believes it may be preferable to capitalize marketing costs and expense them as the associated revenues are being recognized in accordance with SOP 93-7 "Reporting on Advertising Costs". Such costs have previously not been capitalized, as the Company has not yet fully refined the required correlation between its direct marketing costs and revenues as required under SOP 93-7. The Company believes it can demonstrate historical patterns that its direct mail campaigns have direct correlation to its sales. The Company expects to change its method of accounting for marketing costs once it is able to demonstrate such a correlation. We are currently unable to reasonably predict during which fiscal period this correlation will be established. Upon adoption, the Company believes this new method of accounting for advertising costs will provide a better matching of costs with their related revenues. Based upon our analysis of marketing costs incurred through April 30, 2004, the cumulative effect of this accounting change would have been approximately $1,831,000, which upon adoption will be recorded as a one time increase to net income and will reduce the shareholder's deficit by the same amount. It is also expected that this change will generally result in lower marketing costs per reported period relative to revenue as the Company continues to increase its direct marketing efforts. Had the accounting change been adopted last fiscal year, marketing and related costs would have been approximately $650,00 and $184,000 less for the fiscal year ended July 31, 2003 and nine month period ended April 30, 2004, respectively.

Financial condition as of April 30, 2004 as compared to July 31, 2003

Total assets have decreased from $7,851,236 at July 31, 2003 to $5,862,626 at April 30, 2004, a change of approximately $1,988,610. This decrease was primarily due to the elimination of accounts receivables sold to one of the Company's finance companies as discussed in Note 3 to the condensed consolidated financial statements included in this Form 10QSB ("Company's financial statements") and the reclassification of the net assets of the subsidiary discussed in Note 5 to the financial statements resulting in a reduction of total assets by approximately $200,000. In addition there was a reduction in cash balances of approximately $373,091 reflecting normal working capital changes.

Total liabilities decreased from $11,406,834 at July 31, 2003 to $10,097,081 at April 30, 2004, a net change of $1,309,753. Current liabilities decreased from $9,170,195 at July 31, 2003 to $8,188,957 at April 30, 2004. The decrease in total liabilities is primarily a result of the elimination of the Company's obligation to the finance company discussed in Note 3 to the financial statements offset by increases in accrued expenses and deferred revenues of approximately $104,436 and $392,646 respectively.

Stockholders' deficit increased from a deficit of $3,555,598 at July 31, 2003 to a deficit of $4,234,455 at April 30, 2004 as a result of the net loss for the nine-month period ended April 30, 2004 offset by approximately $218,000 representing the value of consideration received on issuance of common stock during the third quarter.

As of April 30, 2004 the Company had a working capital deficit of $4,537,670. Management plans to manage the deficit are discussed under the Liquidity and Capital Resource section of this Item 2 to Form 10 QSB and Note 2 Company's financial statements included herein.

Liquidity and Capital Resources

The Company reported a loss of $878,203 for the nine-months ended April 30, 2004 primarily due to increased sales and marketing costs associated with the expansion of our regions to offer our products to an expanded audience as well as a decrease in our direct mail response rate due to economic factors. The Company expects revenue to decrease in the fourth quarter of this year relative to the current quarter ended April 30, 2004. The Company has historically realized less activity in the fourth quarter than the third as a result of seasonality factors specific to its marketing programs and customer base. Fourth quarter revenues are expected to approximate those from the same period last year as a result of price increases implemented in the current year offset by a decline in net customer contract signings in the later half of the third quarter compared with the same period last year. This decline was brought on by a reduction in our mailings during the later half of the second quarter mentioned above and a reduction in the related response rate. The price increases during fiscal 2004 were implemented to reflect improvements in and expansion to our product and service offerings. The Company began implementation of several initiatives during fiscal year 2004 which it is continuing to work on. When successful, these actions will increase our marketing effectiveness, reduce sales and marketing costs, and improve efficiencies within our direct marketing campaigns, significantly improving operating results in subsequent quarters.

As reflected in the statements of cash flows for the nine-months ended April 30, 2004, cash used by operating activities was $407,446 compared to cash provided by operating activities of $40,637 for the comparable period last year. Cash expended in investing activities was used to purchase property and equipment; such amounts totaled $13,535 and $42,861 in 2004 and 2003, respectively. Cash provided by financing activities for the nine-months ended April 30, 2004 was $47,890 compared to cash used by financing activities of $175,583 for the same period in 2003.

The Company's primary sources of liquidity and capital resources historically have been financing of contract receivables and cash generated from other financing and operating activities. Cash used for payment of operating costs has offset these sources of cash flows. A portion of these operating costs has been funded by financing of the Company's on and off balance sheet customer contract receivables, deferral of a portion of certain executive compensation, and extended terms provided by our vendors. As discussed in Note 6 to the Company's financial statements, the Company completed arrangements on $800,000 of financing in June of 2004. The Company is also actively pursuing additional sources of financing.

The Company has taken a number of actions during the later half of 2004 and is actively pursuing a variety of other steps designed to achieve profitability and provide the capital required to improve its financial position and fund future operations. These actions include two price increases reflecting improvements to and expansion of our product and service offerings, which took effect late in second quarter and early in the fourth quarter of the current fiscal year. In addition the Company has initiated changes to its various marketing programs that it expects will enhance future net monthly contract signings and at the same time result in a significant reduction of related marketing expenditures. It also is engaged in an ongoing review of other products and services that can be marketed to current and future customers through existing sales channels as well as seeking strategic partnerships with organizations servicing a demographically similar customer base. In addition, the Company continues to test various pricing and payment methods designed to optimize and improve contract signings and collections.

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

Results of operations: Three-month periods ended April 30, 2004 versus April 30, 2003

Revenue. For the three-month period ended April 30, 2004, the Company signed 4,022 customer contracts, net of cancellations, which is 5% lower than the number signed for the same period last year. This decline was brought on by a reduction in our mailings during the later half of the second quarter and a reduction in the related response rate. Customer contracts result in student service revenue being recognized upon delivery of the CAP for the new contracts.

Student services revenue increased slightly for the three-month period ended April 30, 2004 to $4,953,257 from $4,928,881 for the comparable period in 2003 primarily as a result of price increases instituted during the second quarter offset by lower unit sales. Revenue from student services is expected to decrease for the remainder of fiscal 2004 relative to the current quarter ended April 30, 2004 and to approximate revenues from the same period last year as a result of the factors discussed under the Liquidity and Capital Resource section of this Item 2 to as well as Note 2 to the Company's financial statements.

The Company expects to experience growth in fiscal 2005; however, there can be no assurance that growth will continue at historical rates or at all. The Company's ability to generate increased revenue and achieve profitability will depend upon its ability to increase revenue through development and/or acquisition of new products, expanding and improving its direct marketing campaigns, expanding and upgrading the number of sales representatives, further development of the workshop program and completing its internet commerce site which is currently under development. While the Company has been successful in the recent implementation of some of these projects, the Company's ability to expand and develop these channels depends upon a number of factors beyond its control, including general business and economic conditions. The expansion and development of existing and new marketing and distribution channels will also depend, in part, upon the Company's ability to secure additional financial resources, technology, expertise and staff.

Cost of Sales. Cost of sales for the three-month period ended April 30, 2004 decreased $77,256 to $3,229,092 as compared to the same period last year. As a percentage of student services revenue, cost of sales was 65% for the three-months ended April 30, 2004 as compared to 67% for the comparable period last year. As noted in the introductory paragraph of this Item 2, the Company currently expenses all of its marketing costs as incurred. Cost of sales is comprised primarily of direct sales and marketing costs and the production costs related to the product deliverables.

As a substantial portion of the Company's costs are directly related to its sales and marketing efforts, costs of sales includes selling and marketing costs. The remaining costs are related to direct costs of the Company's products and services.

Operating Expenses. Operating expenses for the three-month period ended April 30, 2004 decreased approximately $100,656 or 23% to $335,373 from $436,029 for the comparable period last year due primarily to the departure of the subsidiary referred to in Note 5 to the Company's financial statements. Operating expenses include costs relating to the management and support of the Company's fulfillment, sales and sales delivery activities.

General and Administrative Expenses. General and administrative expenses for the three-month period ended April 30, 2004 increased approximately $53,256 or 9% to $644,817 from $591,561 for the comparable period last year primarily due to an increase in consulting costs and contract labor.

Depreciation and Amortization. Depreciation and amortization decreased approximately $2,058 or 3% for the three-month period ended April 30, 2004 as compared to the same period last year.

Bad Debt Expense. Bad debt expense increased by approximately $21,277 or 4% to $532,898 for the three-month period ended April 30, 2004 compared to $511,621 for the same period last year. As a percentage of student revenue, bad debt expense increased to 11% from 10% for the same period last year primarily as a result of changes period to period in the estimated bad debt reserve required to be established against existing account receivable balances. In an effort to provide the Company's products and services to as broad a base of customers as possible the Company offers terms to customers without qualifying the customers credit; therefore bad debt experience is higher than would otherwise be the case.

Income (loss) from Operations. The income from operations was $138,868 for the three-months ended April 30, 2004 compared to $9,055 for the comparable period last year. The increase in income from operations is a result of the factors described above.

Sale of Customer Contracts. The loss on sale of customer contracts was $229,426 for the three-month period ended April 30, 2004 compared to $0 for the same period last year. This transaction is discussed in Note 3 to the Company's financial statements.

Gain on Unused Contracts. The gain on unused contracts was $189,868 for the three-month period ended April 30, 2004 compared to $182,168 for the same period last year. This increase is a result of a lower customer utilization rate with 2004 graduates than was experienced with 2003 graduates. It continues to be the Company's experience that our services are no longer required by these graduating seniors beginning in the second semester of their final year in high school; accordingly, such amounts are taken into income.

As of April 30, 2004 there was approximately $176,000 of deferred revenue net of approximately $93,000 of related deferred expenses associated with high school seniors who will be graduating by June 2004. This represents the amount paid for unused and partially used contracts where revenue has not been recognized. The deferred revenue associated with these contracts, net of the related expenses, represents the potential gain on unused contracts that will be recorded during the fourth quarter of this fiscal year.

Interest Income (Expense), Net. Financing income from our contracts and interest expense are reported net in the statement of operations. Net financing income was $12,339 for the three-month period ended April 30, 2004 compared to $38,907 of net financing expense for the comparable period last year primarily as a result of a restructuring of the Company's Deferred System Obligation during 2003 resulting in a decrease in the related expense. The Company's interest expense is directly related to the level of borrowings and the related interest rates.

Net Income (Loss) and Net Income (Loss) Per Share Attributable to Common Stockholders. The Company reported net income of $108,649 for the three months ended April 30, 2004 compared to net income of $152,316 for the comparable period last year. The basic and diluted net income per share attributable to common shareholders for the three-month period ended April 30, 2004 was $0.0 compared to net income per share of $0.00 for the comparable period last year.


Results of operations: Nine-month periods ended April 30, 2004 versus April 30, 2003

Revenue. For the nine-month period ended April 30, 2004, the Company signed 13,443 customer contracts, net of cancellations, which is 10% higher than the number signed for the same period last year due to expanded sales and marketing efforts and methods. Customer contracts result in student service revenue being recognized upon delivery of the CAP for the new contracts.

Student services revenue increased $510,352 or 4% for the nine-month period ended April 30, 2004 to $14,608,186 from $14,097,834 for the comparable period in 2003 primarily as a result of higher unit sales from the expanding number of workshops held during the period and price increases instituted early in the second quarter. This was offset by higher revenues recognized in 2003 associated with the new CAP program instituted in late fiscal 2002. Revenue from student services is expected to decrease for the remainder of fiscal 2004 relative to the current quarter ended April 30, 2004 and to approximate revenues from the same period last year as a result of the factors discussed under the Liquidity and Capital Resource section of this Item 2 and Note 2 to the Company's financial statements.

Cost of Sales. Cost of sales for the nine-month period ended April 30, 2004 increased $1,721,969 or 19% to $10,877,885 as compared to the same period last year. As a percentage of student services revenue, cost of sales was 74% for the nine-months ended April 30, 2004 as compared to 65% for the comparable period last year. Cost of sales increased as a percentage of revenue for the nine-month period as a result of several factors: 1) we realized a high level of gross profit on revenues recognized in 2003 that were associated with the revised CAP program which is discussed under the Revenue section immediately preceding this section; the majority of the costs associated with these revenues had been expensed in previous periods and 2) we incurred higher costs for postage and other marketing costs in 2004 than we did in comparable period last year as a result of the expansion of number of our sales regions.

Operating Expenses. Operating expenses for the nine-month period ended April 30, 2004 decreased approximately $50,495 to $1,382,893 from $1,433,388 for the comparable period last year due primarily as a result of increased costs associated with the increase in sales volume offset by departure of the subsidiary referred to in Note 5 to the Company's financial statements. Operating expenses include costs relating to the management and support of the Company's fulfillment, sales and sales delivery activities.

General and Administrative Expenses. General and administrative expenses for the nine-month period ended April 30, 2004 increased approximately $118,624 or 7 % to $1,766,432 from $1,647,808 for the comparable period last year. The increase is primarily due to additions to senior management and support and accounting staff, consulting and legal fees, and additional license fees.

Depreciation and Amortization. Depreciation and amortization increased approximately $2,509 or 1% for the nine-month period ended April 30, 2004 as compared to the same period last year.

Bad Debt Expense. Bad debt expense increased by approximately $92,036 or 7% to $1,379,094 for the nine-month period ended April 30, 2004 compared to $1,287,058 for the same period last year. The increase is primarily due to the increase in sales volume. As a percentage of student revenue, bad debt expense increased slightly to 9.4% from 9.1% for the same period last year for the reasons specified under the discussion of Bad Debt Expense for the three-months ended April 2004.

Income (loss) from Operations. The loss from operations was $1,023,949 for the nine months ended April 30, 2004 compared to $350,342 of income from operations for the comparable period last year. The decline in income from operations is primarily attributable to lower gross profit margins as a result of higher marketing costs.

Sale of Customer Contracts. The loss on sale of customer contracts was $229,426 for the nine month period ended April 30, 2004 compared to $0 for the same period last year. This transaction is discussed in Note 3 to the Company's financial statements.

Gain on Unused Contracts. The gain on unused contracts was $251,144 for the nine-month period ended April 30, 2004 compared to $200,701 for the same period last year. This increase is a result of a lower customer utilization rate with 2004 graduates than was experienced with 2003 graduates.

Interest Income (Expense), Net. Financing income from our contracts and interest expense are reported net in the statement of operations. Net financing income increased to $133,028 for the nine-month period ended April 30, 2004 compared to net financing expense of $102,335 for same period last year primarily for the reason discussed under this heading for the three-month period ended April 30, 2004. The Company's interest expense is directly related to the level of borrowings and the related interest rates.

Net Income (Loss) and Net Income (Loss) Per Share Attributable to Common Stockholders. The Company reported a loss of $878,203 for the nine months ended April 30, 2004 compared to net income of $448,708 for the comparable period last year. The basic and diluted net loss per share attributable to common shareholders for the nine-month period ended April 30, 2004 was $(0.03) compared to net income per share of $0.02 for the comparable period last year.

Item 3. Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures.

     John J. Grace, who serves as the Company's chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period of this quarterly report on Form 10QSB (the "Evaluation Date") has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that management would be alerted to material information required to be included in our periodic SEC filings other than that which is discussed in Item 8A of the Company's report on Form 10-KSB for the year ended July 31, 2003. As noted therein the Company's auditors had concluded that there existed a material weakness in the Company's internal controls. This weakness was attributable to a lack of appropriate accounting staff and management information systems to support the Company's timely reconciliation and review of accounts and disclosures and the timely filing of financial reports with the Securities and Exchange Commission.
The Company is continuing to experience delays in the closing and reconciliation of its accounts and the timely submission of its filings. It has and will continue to take actions designed to improve its ability to provide timely filings. This includes the hiring of additional support staff, both temporary and permanent, review of processes and procedures and a continuing review of changes that can be made to its information systems.

     (b) Changes in internal controls.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions other than continuing to experience delays in the closing and reconciliation of its accounts and the timely submission of its filings. As a result, the Company is continuing to review, modify and enhance its reporting systems to ensure timelier reporting.

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

                                               College Partnership, Inc.

Date:  June 22, 2004                           By:  /s/  Edward Doody
                                               ----------------------
                                               President




Date:  June 22, 2004                           By:  /s/  John J. Grace
                                               -----------------------
                                               John J. Grace
                                               Chief Financial Officer

                                INDEX TO EXHIBITS


     31.3    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
             2002.

     31.4    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
             2002.

     32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.