Form 10KSB
period 2004-07-31
COLLEGE PARTNERSHIP INC
filed 2004-12-13
CIK 1103137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________
FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2004

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 0-30323

COLLEGE PARTNERSHIP, INC.
(Name of small business issuer in its charter)

Nevada	84-1416023
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Registrant’s telephone number: (303) 804-0155

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK $0.001 PAR VALUE
(Title of Class)

     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

     For the most recently completed fiscal year, the registrant’s revenues were $ 18,472,413

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 29 , 2004 was $5,412,022, computed by reference to the average bid and ask price of registrant’s common stock as of October 29, 2004.

     The number of shares of the registrant’s common stock outstanding as of November 2, 2004 was 28,185,573

     Transitional Small Business Disclosure Format (check one):  Yes  [   ]  No  [X]

DOCUMENTS INCORPORATED BY REFERENCE - None

TABLE OF CONTENTS

Part I

Item 1.	Description of Business	3
Item 2.	Description of Property	6
Item 3.	Legal Proceedings	6
Item 4.	Submission of Matters to a Vote of Security Holders	6

Part II

Part III

FORWARD-LOOKING INFORMATION

     Statements in this report that are not descriptions of historical facts are forward-looking statements provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. These statements are made to enable a better understanding of our business, but because these forward-looking statements are subject to many risks, uncertainties, future developments and changes over time, actual results may differ materially from those expressed or implied by such forward-looking statements. Examples of forward-looking statements are statements about anticipated financial or operating results, financial projections, business prospects, future product performance and other matters that are not historical facts. Such statements often include words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

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

     Many factors may cause or contribute to actual results or events being materially different from those expressed or implied by forward-looking statements. Although it is not possible to predict or identify all such factors, they include those set forth under “Management’s Discussion and Analysis or Plan of Operation — Factors Affecting Our Business and Prospects” below. These risk factors include, but are not limited to, the impact of competitive products, product development, commercialization and technology difficulties, the results of financing efforts, the effect of our accounting policies and other risks detailed in our filings with the Securities and Exchange Commission.

PART I

Item 1.      Description of Business.

Overview

     We are an education and full service college preparation company, offering students and their families resources and services to help them discover and achieve their career and educational goals. Our objective is to provide educational resources that will help families reduce college costs, save time, decrease family stress, and identify the best colleges for the student. Specifically, we provide information services to high school students to assist in career planning, college course selection, college selection, college entrance testing, study skills, and searches for merit awards and financial aid. These deliverables consist of printed materials, videocassettes, and test preparation, college major and career assessment software and databases accessed through CD-ROM or the Internet.

     We market our services through scheduled seminar workshops held throughout the United States, through direct sales representatives and through our Website. The majority of our services are sold as a bundled package referred to as the College Action Plan, or “CAP”. We believe our proprietary databases, instructional materials and services are among the finest in the industry and are economically priced. Our customers, typically the parents of high school students, purchase the College Action Plan either by making a cash or credit card payment or by installment note.

     Our services fill an important need for secondary students and their parents. In most communities, these services are not adequately-provided either in the secondary schools or by other industry participants who generally only specialize in a portion of the services we provide.

     We initially went public in January 1998 and changed our name to College Partnership, Inc. in May 2003. Our executive offices are located in Lakewood, Colorado and we perform fulfillment and reservation services in the Dallas, Texas metro area.

Market Assessment

     Consumer demand is strong for professional, high quality assistance in helping high school students identify, prepare for, and gain acceptance into college.  University attendance is at an historic high with more than 15 million students enrolled, and the number of attendees is expected to grow fueled by the number of so-called “Echo Boomers,” the children of the baby boomers, reaching college age.  Approximately, 4 million students enter high school each year and become candidates searching for the “right” college or vocational school.  The cost of a university education is also continually increasing, to over $30,000 a year at many private universities.  At the same time competition for acceptance at many colleges has intensified.  Accordingly, families are becoming increasing aware of the need to prepare carefully for all aspects of the college admissions process.

     In 2004, according to College Board, student aid reached a record level of more than $122 billion. This includes grants that students receive from their colleges and private sources, student and parent education loans, work-study and federal education tax credits. The complexity and confusion in accessing these funds continues to be a challenge for the average family. Over the past five years, we have assisted tens of thousands of students in navigating the financial aid process with tools to (1) help establish or increase financial aid eligibility and (2) determine which colleges have the best merit-aid availability, regardless of family capability. Additional program services include preparation for college entrance testing, helping the student identify their optimal college or university, identify their career objective with attitudinal profile testing, make informed college and course selections based on academic qualifications, and proprietary databases.

Services Offered

     We currently provide the following primary service offerings to satisfy this market need:

College Action Plan

     The College Action Plan is designed to help high school students and their families through each step of the high school-to-college transition. Our program focuses on providing students and their families with all of the resources needed to successfully navigate this process from the ninth grade forward. Although families may enter our program as late as their student’s senior year of high school, we recommend beginning the process as early as possible to maximize a student’s opportunities and options.

     We have developed the College Action Plan to achieve two important objectives. Our first objective is to educate and support the student and his or her family in discovering what they are looking for in a college education. By helping our students identify their personal goals and desires, we can then match each student with the “right” colleges or universities. Our second objective is to take into account a family’s finances, because choosing the “right” college also involves affordability. Our program is designed to not only identify colleges and universities that meet the family’s preferences and desires, but to also find schools they can afford. We believe this second objective, which is not addressed by most of our competitors, provides us with a significant competition advantage.

Student Athlete Promotion

     We also provide a service that promotes students for athletic scholarships to prospective colleges and universities. We provide this service through our national network of local “scouts” that work with student athletes, and their parents.

Sales and Marketing

     We have been selling our core services for over ten years through weekend workshops held in approximately 340 locations throughout the United States. Our weekend workshops generally last one hour and there is no cost to attend. Over 3,500 workshops were given in 2004, and approximately 75,000 families attended.

     During 2004 we expanded our service offering and included study skills. We also updated and expanded our test preparation and career planning software.

Technology

     We have invested millions of dollars in the development of our services. We continuously enhance our services through our in-house development team and in consultation with the experts in the education arena. In addition, we have a patent pending for our process of doing business. This process consists of a sophisticated matrix for identifying the most suited and affordable college for each individual student client.

Service marks and Patents

     Our service marks, trade secrets, proprietary technology and other intellectual property rights distinguish our services from those of our competitors, and, we believe, provide a competitive advantage in our target markets. To protect our brand, services and the systems that deliver those services to our customers we rely on a combination of a pending patent, service marks and trade secret laws as well as confidentiality agreements, licensing arrangements, and other agreements with our employees, customers, independent contractors, sponsors and others. In addition, we strategically pursue the registration of our intellectual property rights. However, effective patent, trademark, service mark, copyright and trade secret protection may not always be available.

Competition

     We compete in a highly fragmented marketplace for our services. Although we do not believe there are any businesses that presently provide our comprehensive product offering, in the future, we expect increased competition from both new and established companies across our services line. In addition, a number of smaller competitors sell, at workshops, services similar to a portion of our product offerings. There are also many small, independent, localized consultative college planning and preparation sole practitioners along with internet based companies that provide similar services.

     While we believe we are the market leader in comprehensive college planning services industry, there can be no assurance that we will be able to maintain our position in the industry. Barriers to entry into internet-based businesses and localized consultative college planning practices are low and the development by others of new, improved or modified programs and/or services could make our products and/or services obsolete. Therefore, even if we develop new and innovative services or products that prove to be commercially feasible, there is no assurance that a new development by a competitor will not supersede any such services or products. We must, therefore, continuously improve our services and develop new products in order to be competitive. In this regard, we may not have sufficient resources to undertake the research and development necessary to remain competitive in the industry.

     We believe that the principal competitive factors in our primary market include the following: brand recognition; ability to demonstrate measurable results; overall quality of user experience with our program and services; quality of materials and workshop advisors; alignment of offerings with specific needs of students and parents; and value and availability of our services. We believe that our primary competitive advantages are the breadth of services incorporated into our CAP program, a focus on matching a families’ income with college tuition costs, the economic value of our CAP program, and our marketing methods.

Government Approvals and Regulation

     We are subject to various federal and state regulations and we perform annual internal audits and reviews to assure compliance with these regulations.

     The National Collegiate Athletic Association (“NCAA”) also has certain rules and regulations pertaining to college student-athletes that affect our operations. In particular, we may not act as an “agent” for the student or “negotiate” a scholarship on a student’s behalf. Management believes that our operations, as an athletic profiling resume service, are in compliance with NCAA rules.

Employees

     As of July 31, 2004 we had approximately 64 employees, of which 56 were employed full time. In addition, we contract with National Independent Contract Association (“NICA”) to provide approximately 125 sales representatives located throughout the United States The contract provides NICA with both fixed and incentive based compensation for these services

Item 2.      Description of Property.

     We lease approximately 6,140 square feet of office space from a non-affiliated third party at 333 South Allison Parkway, Suite 100, Lakewood, Colorado, 80226. This lease expires on July 31, 2005 and requires monthly lease payments of $10,921. We plan to renew the lease or to move to a similar facility elsewhere.

We also lease approximately 13,357 square feet of office space from a non-affiliated third party at Bank America Tower, 8801 West Freeway, Grand Prairie, Texas 75051. This lease expires on June 30, 2005 and requires monthly lease payments of $19,062. We plan to renew the lease or to move to a similar facility elsewhere.

Item 3.      Legal Proceedings.

     During fiscal 2004 the former owner and then senior manager of a wholly owned subsidiary of our company brought legal action against us seeking payment of outstanding notes payable. These notes payable are fully recorded in our consolidated financial statements. We filed a counter claim that, among other things, disputes the former owner’s claim due on the basis of misrepresentations made in connection with our purchase of that entity and seeks to reverse the original transaction. As of October, 2003 the former owner also took certain actions that denied us the ability to control that entity’s operations or access its accounting records, and effectively re-assumed ownership of the entity. Accordingly we have discontinued consolidating the results of operations of this entity beginning with the date it lost control. Our notes payable to the former owner amount to $226,000 and are included in the current portion of long-term obligations. Our net investment in this subsidiary at July 31, 2004, exclusive of these notes, approximates $25,000 and is included in Other Assets in the accompanying financial statements. The resolution of the dispute is not expected to have a material adverse effect on our operations.

     In addition to the above we are involved in claims, legal actions, regulatory inquiries and interpretations arising in the ordinary course of our business, the resolution of which is not expected to have a material effect on our financial position or results of operations.

Item 4.      Submission of Matters to a Vote of Security Holders.

     There have been no matters submitted to our security holders for vote since our annual shareholder meeting held on May 28 2003. Our next shareholder meeting is expected to take place in the second fiscal quarter of 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

     Our common stock is currently traded on the OTC Bulletin Board under the symbol “CPGA”. The following table sets forth the range of high and low bid quotations for each fiscal quarter within the last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

	Close High	Close Low
Year Ending July 31st, 2004
Fourth Quarter	$ 0.27	$ 0.16
Third Quarter	$ 0.33	$ 0.16
Second Quarter	$ 0.29	$ 0.15
First Quarter	$ 0.25	$ 0.15
Year Ending July 31st, 2003
Fourth Quarter	$ 0.46	$ 0.19
Third Quarter	$ 0.34	$ 0.22
Second Quarter	$ 0.30	$ 0.11
First Quarter	$ 0.18	$ 0.11

     As of November 2, 2004, there were 180 record holders of our common stock, not including those holders, who hold their stock in "street name".

Dividends

     Since our inception, no cash dividends have been declared on our common stock and we currently anticipate that we will retain all available funds for use in the operation of the business. Accordingly, we do not anticipate paying any dividends on common stock in the foreseeable future. In June 2003 we issued 200,000 shares of Preferred Series A stock which carry a 6% dividend. In fiscal 2004 and 2003 we paid $12,000 and $1,000 in preferred dividends, respectively.

Recent Sales of Unregistered Securities

     During fiscal 2004, we issued 339,267 shares of common stock to current and former officers, directors and a former employee for compensation of $71,246.

     During fiscal 2004, we issued 247,500 shares of common stock to third parties for services valued at $70,402.

     During fiscal 2004, we issued 52,143 shares of common stock to directors for fees valued at $10,500.

     During fiscal 2004, we issued 250,000 shares of common stock valued at $50,000 to a third party under an agreement that provided us a term loan in the amount of $500,000.

     During fiscal 2004, we issued 480,357 shares of common stock to National College Recruiting Association, Inc. (NCRA) for royalties under a license agreement with that entity. NCRA is a wholly owned subsidiary of Chartwell International Inc., has a common officer and two common directors and is a significant shareholder of ours. These shares were valued at $100,875.

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

Basis of Consolidation

     We have consolidated our financial statements and, therefore, have included the accounts of our wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

Revenue

     Revenue is recognized consistent with Staff Accounting Bulletin No. 104 (SAB 104)

     Commencing May 2002, we began to deliver the majority of the CAP product and services shortly after contract execution and delivery of the customized college selection matching report separately as it requires the customer to provide us with a completed questionnaire. Therefore, beginning in May 2002 we began recognizing 75% of the revenue received under the CAP agreements when the CAP services, excluding the customized report, were delivered. We generally recognize 75% of our revenues within 60 days of the agreement execution date, whether the questionnaire is submitted or not. Historically, over 80% of our customers who return their questionnaire do so within 60 days after contract signing, at which time the CAP was completed and shipped. Until July 2003 we recognized 100% of the CAP contract revenue when the customized CAP was delivered. Contracts for which we did not receive a completed questionnaire are fully taken into income in the five months preceding the student's graduation.

     In fiscal 2004 we implemented EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables", and assigned a 75% value to the first CAP deliverable, 22% value to the second deliverable, and a 3% value to the third deliverable. For the first two revenue groups revenue continues to be recognized as in fiscal 2003. The third deliverable is recognized proportionally over the full length of the contract from the origination date to the graduation day of the student.

     Customers continue to have the option to pay the full contract price when the contract is signed, in four equal installments payable the first four months of the contract or in either sixteen or thirty-six equal monthly installments payable the beginning the second month of the contract following an initial down payment received when the contract is signed. Customers have the right to cancel the contract for a full refund within three days of contract signing. The initial down payment amounts received under contracts are not recorded until the three-day refund period has expired.

Deferred Revenue

     Deferred revenue is recorded for cash received in advance for services the Company is obligated to provide. Cash collections are directly related to the number of customer contracts signed not to the amount of revenue recognized in the period.

Cost of Sales

     We expect to change our method of accounting for marketing costs upon achieving certain goals. We currently expense all of our marketing costs as incurred. Management believes it may be preferable to capitalize marketing costs and expense them as the associate revenues are being recognized in accordance with SOP 93-7 "Reporting on Advertising Costs". Such costs have previously not been capitalized, as we have not yet fully refined the required correlation between its direct marketing costs and revenues as required under SOP 93-7. We believe we can demonstrate historical patterns that our direct mail campaigns have direct correlation to our sales. SOP 93-7 also requires realizability testing. Upon adoption, we believe this new method of accounting for advertising costs will provide a better matching of costs with their related revenues. Based upon our analysis of marketing costs incurred through July 31, 2004, the cumulative effect of this accounting change would have been approximately $1,500,000, which upon adoption will be recorded as a one time increase to net income and will reduce the shareholder's deficit by the same amount.

Allowance for doubtful accounts

     The allowance for doubtful accounts is a material estimate made by us. We estimate our allowance based on historical collection and loss rates and as with all estimates, actual amounts may be different than estimates and subject to change as additional information becomes available. The allowance and related expense are relatively high as a percentage of accounts receivable and sales because the we accept all customers regardless of their credit history.

     In fiscal 2004 we commenced offering a 36 month installment plan. Contracts financed under this plan account for 10% of total contracted value. Total bad debt expense amounted to 10% of revenues.

Expenses

     Approximately 55% of our direct expenses are incurred before or within five weeks from the time a customer enters into a contract with us. Commissions are approximately 20% of cost of sales, and are deferred to be expensed along with the related revenue recognized upon shipment of the products as discussed above. Direct workshop marketing costs, which are included in cost of sales in the statements of operations, are expensed prior to delivering the products to customers. Accordingly, expenses recognized historically have been disproportionately high as compared to reported revenue.

Unused Contract Gain

     Historically, 32% of our customers never complete the questionnaire. We recognize in income the deferred revenue (net of the related deferred expense) associated with these unused contracts over a period of time beginning the second half of the student's senior year, when most applications are finalized and the need for our services diminish. The application of this policy through July 31, 2004 and 2003 has reduced deferred revenue by $819,284 and $643,410 respectively and deferred customer contract expenses by $343,411 and $279,837 respectively, which resulted in $475,873 and $363,573 being included in income as gain on unused contracts for the fiscal years ended July 31, 2004 and 2003, respectively. As of July 31, 2004 and 2003, deferred revenues relating to the undelivered product elements under customer contracts were $2,880,427 and $2,548,123, respectively, net of the related prepaid expenses of $608,271 and $649,121 respectively.

Intangible and Other Assets

     Intangible and other assets consist primarily of the excess purchase price of acquired business over the net assets acquired (goodwill) and recruiting systems methodologies and databases acquired in business combinations. Intangible assets and systems methodology and databases, which represent the excess of purchase price over fair value of net assets acquired, are amortized on a straight-line basis over 10 years. As of August 1, 2002, we adopted Statement of financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under the requirements of this SFAS, goodwill is no longer amortized but rather tested periodically for impairment using a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business one level below the operating segment ("component" level) if discrete financial information is prepared and regularly reviewed by management at the component level. In our case the reporting unit is the consolidated entity. An impairment charge is recognized for any amount by which the carrying amount of a reporting unit's goodwill exceeds its fair value. The fair value equals our market capitalization, because we have only one reporting unit. We test goodwill for impairment annually as of July 31, our fiscal year end.

     Our policy is to review the carrying amounts of intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other items. In 2004 no event or circumstance occurred, which warrants a revision to the remaining period of amortization.

     In the event impairment exists, an impairment charge would be determined by comparing the carrying amounts of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted rate. In addition the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

Financial Condition for Year Ended July 31, 2004 as Compared to July 31, 2003

Total Assets

     Total assets have decreased from $7,851,236, at July 31, 2003 to $5,888,027 at July 31, 2004. The decrease was primarily due to the sale of customer contracts under non-recourse arrangements, which reduced our Accounts Receivable balance. A secondary factor was the deconsolidation of a subsidiary.

Total liabilities

     Total liabilities decreased from $11,406,834 at July 31, 2003 to $10,358,866 at July 31, 2004. The decrease was primarily due to the redemption of Notes payable finance companies. These notes were redeemed with the proceeds from the sale of customer contracts under non-recourse arrangements. In addition we increased our third party obligations.

Stockholders' Equity

     Stockholders' equity decreased from a deficit of $3,555,598 at July 31, 2003 to a deficit of $4,470,839 at July 31, 2004, primarily because of the net loss incurred during the fiscal year ended July 31, 2004.

Working Capital

     Working capital decreased by $799,251 to a negative $4,855,661 balance as of July 31, 2004 from a negative $4,056,410 balance as of July 31, 2003. This decrease in working capital is primarily attributed to net effect of the sale of customer contracts at non-recourse to us, and the $795,000 increase in debt financing. Management plans to manage the deficit through decreasing costs, increasing the number of contract sold and related units delivered relative to its direct mail marketing costs and in absolute terms as a result of planned marketing and sales initiatives, and expects improving profitability to gradually eliminate the working capital deficit.

Results of Operations for Year Ended July 31, 2004 as Compared to July 31, 2003

Revenue

     For the year ended July 31, 2004, total revenue increased $829,933, or 5%, to $18,472,413, as compared to $17,642,480 for 2003. We expect revenue to continue to increase in fiscal 2005 based on continuing improvements to our business; specifically, development of additional sales channels and improved targeting of our direct mail audience. Furthermore, we expect to continue to expand our internet presence for both marketing and service delivery.

     Our revenues increased 5% in fiscal 2004 over 2003 primarily as a result of two separate price increases which took effect during the third and fourth quarter of fiscal 2004. During fiscal 2004, we experienced a continued decline in the rate of workshop attendance due to, we believe, the weakness in the economy, delayed mail drops, use of direct mail marketing lists and related invitation that has proven to be less effective than that employed in prior periods and a lower sales rate associated with an expansion of our sales force in the fourth fiscal quarter of 2003. These factors plus higher marketing and operating expenses have resulted in increased operating losses in fiscal 2004 as compared to fiscal 2003.

     Our CAP services currently accounts for close to 100% of our total revenue. Net contract signings for fiscal 2004 and 2003 were 16,381 and 15,806 respectively.

     The number of weekend workshops varies from quarter to quarter depending on holidays: there were 13, 11, 11, and 11 workshop weekends in the first through the fourth fiscal quarter, respectively. Seasonality is impacted by the number of workshop weekends and also by lower turnouts during the November and December holiday season and the summer vacation period.

Cost of revenues

     Our cost of revenues for 2004 increased $923,742, or 7%, to $13,780,871 from $12,857,129 for 2003. The increase in cost of revenues is primarily attributable to the increase in unit sales and additional costs associated with our effort to improve workshop attendance. As a percentage of student services revenue, cost of revenues was 75% for the current year, as compared to 73% for the prior year. Our Gross Margin decreased from 27% to 25% because cost of revenues increased more than revenues.

Operating Expenses

     Operating expenses for 2004 decreased $356,314 or 17% to $1,764,276 from $2,120,590 for 2003. This decrease is primarily attributable to the deconsolidation of a subsidiary in the current fiscal year. Operating costs include those relating to the management and support of our fulfillment, sales and sales delivery activities.

General and Administrative Expenses

     General and administrative expenses for 2004 increased $659,194 or 34% to $2,590,956 from $1,931,762 primarily due to the following increased expenses at corporate headquarters: consulting and legal fees of approximately $277,000; additional support staff and contract labor of approximately $150,000; royalty expenses of approximately $52,000; employment costs relating to selected senior management of approximately $36,000.

Depreciation and Amortization

     Depreciation and amortization expense decreased 9%, or $28,663, to $282,315 for 2004, as compared to $310,978 for 2003. The decrease in depreciation and amortization is primarily due to the deconsolidation of a subsidiary.

Bad Debt Expense

     Bad debt expense increased by $554,397 to $1,864,015, or to 10%, of student services revenues as compared to 7% for 2003. The increase is in part due to the introduction of the 36 month installment plan, which is attractive to a new customer segment with generally a higher risk profile. The method used to calculate our allowance for doubtful accounts takes this increased risk into account.

Operating Loss

     Our operating loss for 2004 increased by $922,423 to $1,810,020 compared to $887,597 in 2003. The increase in the operating loss was due to a lower gross margin and higher general & administrative expenses and a higher bad debt expense.

Non-Operating Income (Expense)

     Net interest income for 2004 amounted to $222,451 as compared to a net interest expense of $37,199 for 2003. The change was primarily attributable to the restructuring of the deferred system lease obligation in fiscal 2003, which resulted in a decreased interest expense.

     The gain on unused contracts of $475,873 and $363,573 for the fiscal years ended July 31, 2004 and 2003, respectively represents deferred revenues of $819,284 and $643,410 less related deferred expenses of $343,411 and $279,837 for the fiscal years ended July 31, 2004 and 2003, respectively. The gains resulting from these activities are recurring in nature and indigenous to our business activities. Such gains, or profits, are either reflected in operating income (as revenue, less cost of sales) if the customer is shipped the product and the contract is fulfilled, or it is reflected as a gain on unused contracts if the customer doesn't provide us with personalized data required to complete delivery of the product. In either case we are contractually entitled to the revenues. We continue to simplify the personalized data questionnaires and undertake efforts to encourage customers to complete the questionnaire as part of a recently implemented customer contact program. As a result we expect that future gains from unused contracts will decrease and be substantially offset by corresponding increases in operating income. There may also be changes in such gains (or operating income) in the future due to changes in volume of contract signings.

     The loss on sale of customer contracts was $122,574 for 2004 compared to $0 for the same period last year.

Net Loss and Net Loss per Share Attributable to Common Stockholders

     Net loss attributable to common stockholders for fiscal 2004 was $1,246,270, as compared to $562,223 for 2003. The basic and diluted net loss per share attributable to common stockholders for each fiscal year, 2004 and 2003, was $0.04 and 0.02 respectively.

Liquidity and Capital Resources

     On July 31, 2004 we had $263,271 available in cash.

     We reported a loss of $1,246,270 and $336,994 for the twelve and three months ending July 31, 2004 primarily due to the factors discussed above. This trend is expected to continue into the first quarter of the new fiscal year. Several initiatives are planned to be implemented in the second and third quarters of fiscal year 2005, which, if successful, will increase our marketing effectiveness and reduce sales and marketing costs and improve efficiencies within our direct marketing campaigns, and accordingly, significantly improve operating results in subsequent quarters.

     Our primary sources of liquidity and capital resources historically have been principally financing of our contract receivables and cash generated from operations. Cash used for payment of operating costs has offset these sources of cash flows.

     The Allowance for doubtful accounts as a percent of gross Accounts Receivables increased from 21% to 23%. This increase is caused by the combination of the increased average credit risk and sale of generally better performing customer contracts at no recourse to us to finance companies.

     A portion of the costs and operating deficits incurred for the fiscal year 2004 were funded by a financing of our customer contract receivables, the deferral of compensation by certain executives, the deferral of payments to certain vendors and related parties, and stock issued for services.

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

     As reflected in our statement of cash flows, during our fiscal 2004, operations provided $844,108 net cash as compared to $353,923 cash usage by operations in fiscal 2003. The main 2004 sources for cash provided by operations were a net decrease in Accounts Receivable, and an increase in Deferred Revenue. Uses of cash in operations in fiscal 2004 consisted primarily of our net loss.

     In fiscal 2004, cash used by financing activities of $1,016,766 consisted primarily of the net redemption of debt associated with customer contract receivables. Cash used in investing activities in fiscal 2004 was $101,548, primarily resulting from the deconsolidation of a subsidiary.

Factors Affecting Our Business and Prospects

     Revenues and operating results of fiscal 2004 may not be comparable to future periods. A substantial portion of the costs relating to the generation of revenues is recognized as an operating cost when incurred and therefore has had the effect of increasing operating costs before the related revenues were recognized. Accordingly, operating results of each quarter are not necessarily indicative of future or past quarters as the number of new contracts signed does not coincide with the number of contracts under which product was delivered. In addition, management believes that our business is somewhat seasonal with average customer contract signings declining in the period beginning at Thanksgiving and ending at the New Year's Holiday and during the summer school vacation period.

     There can be no assurance that we will continue to grow at historical rates or at all. Our revenue growth in fiscal 2004 was primarily a result of two price increases. Our ability to increase prices, generate increased revenue and achieve profitability will depend upon our ability to increase sales through development and/or acquisition of new products, expanding the number of sales representatives, and further developing our direct marketing campaigns to increase attendance at our workshops. Expansion and development of existing and additional marketing and distribution channels depends, in part, upon our ability to secure additional financing, technology, expertise and staff.

We expect revenue to continue to increase in fiscal 2005 based on planned expansion and improvement of our direct marketing campaigns to increase workshop attendance, the effective use of the Internet as both a marketing and product delivery medium, and as a result of planned new marketing and sales initiatives.

During fiscal 2004 the Company began to experience a decline in the rate of workshop attendance due to, we believe, the weakness in the economy, delayed mail drops, use of direct mail marketing lists and related literature that has proven to be less effective than that employed in prior periods and a lower sales rate associated with an expansion of our sales force in the fourth fiscal quarter of 2003. These factors plus higher marketing and general and administrative expenses have resulted in increased operating losses relative to fiscal 2003.

Recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations.

Management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. The Company is seeking to acquire future alternative senior debt, subordinated debt and/or equity financing. There is no guarantee the Company will be successful in attracting such funding. Management believes the terms and conditions of alternative financing on senior debt would be better than the existing credit facility. However, terms may not be as beneficial to the Company on the subordinated debt or equity securities as might otherwise be expected in normal circumstances because of historical losses experienced by the Company. In addition, the Company is developing alternate marketing channels to improve profitability.

Based on the planned increase in revenues and improvement in operating performance as well as anticipated availability of additional funding, either through equity or debt, management believes the Company will be able to continue operations for the forthcoming year.

     There can be no assurance that we will become profitable in our fiscal 2005 and generate sufficient cash from operations. Our net income was negative $ 1,234,270 in our fiscal 2004. The negative factors which contributed to our loss have continued into the first quarter of 2005. We believe that we have identified the issues and are taking corrective actions. However, if the Company continues to experience losses, it will have a negative impact on our ability to fund our aggressive marketing program and could curtail not only our initiatives required to improve our performance, but also future planned operations, and growth.

     The market in which we operate is fragmented and has a low barrier to entry. New competitors can enter our market, with potentially innovative or more appealing products. Any inability to compete successfully against new entrants or against existing competitors in the education and full service college preparation industry can undermine our position as market leader.

     There can be no assurance that we will continue to attract the current number of potential customers to our workshops. Our workshops are currently our main sales channel. Customers are invited to these workshops with direct mail invitations. There's no guarantee that our mailing lists continue to target the right markets, at the right time, with effective invitation letters. In addition, we convert a certain percentage of the workshop attendance to actual customers. Any inability to maintain or improve our pull rate to the workshops, or to maintain or improve our conversion rate at the workshops will have are direct and negative impact on our sales levels.

     We target consumer markets. Any adverse change in general economic conditions and more specifically any adverse changes in consumer confidence, unemployment rates, discretionary income levels, interest rates, or stock market levels can impact the affordability of our services.

     Adverse weather and other conditions can negatively impact our ability to attract customers to workshops. Hurricanes, snowstorms, flu or other health related pandemics, and terrorist threats and attacks are conditions which can reduce our workshop attendance.

     Recently Issued Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires all companies with variable interests in entities created after January 31, 2003 to apply its provisions to those entities immediately. In December 2003, the FASB issued a revised Interpretation "FIN 46R". Under the revised Interpretation, an entity deemed to be a business, based on certain specified criteria, need not be evaluated to determine if it is a Variable Interest Entity. The Company must apply the provisions to variable interests held in all variable interest entities during the year ended on July 31, 2004. Adoption of FIN 46 and FIN 46R during fiscal 2004 did not have a material impact on the Company's financial condition or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards 150 ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 established standards for classifying and measuring as liabilities certain financial instruments that have characteristics of liabilities and equity. The statement is effective for College Partnership for its fiscal year beginning August 1, 2003. Adoption of SFAS 150 did not have a material impact on the Company's financial condition or results of operations.

     The Emerging Issues Task Force released Issue No. 00-21 "Accounting for Revenue Arrangements and Multiple Deliverables" in May 2003. Issue No. 00-21 addresses how to account for arrangements that may involve delivery or performance of multiple products, services and or rights to use assets. Issue No. 00-21 is effective for College Partnership for its fiscal year beginning August 1, 2003. Adoption of Issue No. 00-21 had a limited impact on our financial condition or results of operations. The impact of EITF 00-21 is discussed in Note 1.

Item 7. Financial Statements.

     Consolidated Financial Statements are included herein beginning on page F-1.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Effective August 18, 2004, the firm of Hein & Associates LLP ("Hein"), our independent accountant during the period from August 2001 to August 18, 2004, was dismissed. Our Board of Directors authorized this action. Hein had audited our financial statements for the fiscal years ended July 31, 2003 and 2002.

     In connection with the audit of our financial statements as of July 31, 2003 and 2002, and through the date of this Report, there were no disagreements with Hein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures, which disagreements, if not resolved to the satisfaction of Hein, would have caused them to make reference in connection with its reports to the subject matter of the disagreements.

     The audit report of Hein on our financial statements as of July 31, 2003 and 2002, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. However, as disclosed in our Form 10-KSB for our fiscal year ended July 31, 2003, and our Form 10-QSB for the nine months ended April 30, 2004, Hein had concluded that we had a material weakness in our internal controls. This weakness was attributable to a lack of appropriate accounting staff and management information systems to support our timely reconciliation and review of accounts, resulting in a delay in our filings with the Securities and Exchange Commission. We have recognized this weakness in our internal controls, which we believed to have occurred as a result of a substantial growth in our revenues, the consolidation of accounting functions in Colorado and timing of extraction of data from our accounting system. In response to this recognition, we have hired new support staff, both temporary and permanent, and have implemented changes in our management information systems to improve the timeliness of our filings. While no assurances can be provided, we believe that with the actions we have taken to remedy this problem, we expect to be able to file future reports in a timely manner.

     We have requested that Hein furnish us with a letter addressed to the Commission stating whether it agrees with the above statements. A copy of such letter, dated September 29, 2004, is filed as Exhibit 16.2 to Form 8-K/A, filed October 1, 2004.

     In addition, effective September 27, 2004, we retained the firm of Stonefield & Josephson, Inc. ("S&J") to audit our financial statement for our fiscal year ending July 31, 2004, and include such report as part of our annual report on Form 10-KSB for our fiscal year ending July 31, 2004. This change in independent accountants was approved by our Board of Directors. During the fiscal years ended July 31, 2003 and 2002, and the subsequent interim periods through September 27, 2004, we did not consult with S&J regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on our financial statements or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B .

Item 8A. Controls and Procedures.

     As of July 31, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Based on this evaluation, has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that management would be alerted to material information required to be included in our periodic SEC filings other than the issue discussed below.

     During the fiscal 2003 annual audit, our auditors noted a material weakness with in our system of internal controls. This weakness was attributable to a lack of appropriate accounting staff, and management information systems to support our timely reconciliation and review of accounts, resulting in a delay in the filings with the Securities and Exchange Commission. We have recognized this weakness in our internal controls, which we believed to have occurred as a result of a substantial growth in our revenues, and the consolidation of accounting functions in Colorado. In response to this recognition, we have hired new support staff, both temporary and permanent, and have implemented changes in our management information systems to improve the timeliness of our closing process.

     There were no significant changes in our internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions other than the material control weakness discussed above.

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

PART III

Item 9. Directors and Executive Officers of the Registrant

     The following tables set forth information about our executive officers and directors.

Name	Age	Position
John J. Grace	60	Executive Vice President and Chairman of the
		Board of Directors
Edward Doody	57	President
Janice A. Jones	56	Executive Vice President - Corporate Development,
		Corporate Secretary and Director
Vernon R. Alden	80	Director
Rick N. Newton	51	Director
Richard B. Murray	52	Director
Mark S. Eagle	46	Chief Operating Officer
John Schoonbrood	47	Chief Financial Officer

     All our Directors hold office until the next annual meeting of shareholders and until successors have been elected and qualified. Our officers are elected by our Board of Directors and hold office until their death or until they resign or are removed from office.

     Dr. Jones and Mr. Grace are husband and wife. There are no other family relationships among our officers and directors. There is no arrangement or understanding between us (or any of our directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     Set forth below is certain biographical information about each of our executive officers and directors.

     EDWARD DOODY, has been our President since April of 2004. Prior to joining us Mr. Doody spent 4 years with the Expo Group where he served as Executive Vice President of Conference & Exhibition Management. He previously served as the Senior Vice President of PGI where he was also an officer and a director of that company since November 1993. He has also served as the Director of International Sales and Marketing of NovAtel CARCOM, President and Chief Operating Officer of National Cellular, Inc., and President of Meteor-Siegen, Inc.

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

     JOHN J. GRACE, Co-Founder and Chairman of the Board of Directors, effective December 2004. He is our Executive Vice-President since February 2000, a member of our Board of Advisors since 1997, a member of the Board of Directors since April, 2003, and was our Chief Financial Officer from September 2000 until February 2002 and again from February 2003 to November 2004. Prior to February 2000, Mr. Grace has worked with us in an advisory capacity on a variety of matters including acquisitions, development of services, managerial appointments and finance. Prior to 1993, Mr. Grace was a founding trustee at a think tank from 1987 to 1990, a Senior Fellow and was its Executive Director in 1995 and 1996. Prior to such time, Mr. Grace was a Managing Partner at Coopers & Lybrand (now PricewaterhouseCoopers) where he spent 28 years in various senior positions. Mr. Grace holds a B.S. in accounting from the University of Scranton and is a Certified Public Accountant.

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

     JOHN SCHOONBROOD joined us in September 2004, and became our Chief Financial Officer effective December 2004. Prior to joining College Partnership Inc., he was the corporate treasurer for J.D. Edwards & Company in Denver, Colorado, which was acquired by PeopleSoft in 2003. Between 1995 and 1998 John Schoonbrood was the corporate treasurer for Baan Company N.V. in Menlo Park, California. Mr. Schoonbrood received an M.B.A. degree from Wharton Business School in 1995.

     VERNON R. ALDEN has been a director since November 2002. Dr. Alden previously served as President of Ohio University and Associate Dean of the Harvard Business School. In addition, Dr. Alden helped establish Japan's first graduate school of business administration at Keio University. During his career, Dr. Alden served on the boards of Colgate-Palmolive Company, Digital Equipment Corporation, The McGraw-Hill Companies, The Mead Corporation, and the Boston Safe Deposit and Trust Company. He continues to serve as a director of Sonesta International Hotels and as an independent general partner of three Merrill Lynch-Lee Acquisition Funds. Dr. Alden was also appointed by President Lyndon Johnson as Chairman of the Task Force Committee focused on planning the U.S. Job Corps. Dr. Alden received a B.A. from Brown University, an M.B.A. from Harvard Business School and L.L.D, L.H.D. and LITT.D. from several colleges and universities.

     RICK N. NEWTON has been a director since April 1999, and was our Chairman of the Board from April 1999 to December 2000. From November 1996 to March 1999, he was Director of Corporate Finance Services at American Express Co., Denver, Colorado. From April 1990 to October 1996, he was CEO of Systems Science Institute. Mr. Newton received a B.S. in Engineering from the University of Colorado.

     RICHARD B. MURRAY has been a director since August 2004. Prior to August 2004, Mr. Murray has worked with us in an advisory capacity on a variety of matters both operational and financial since March of 2004. Mr. Murray has been serving as a management consultant to various companies since 1998. Prior to such time, Mr. Murray was Vice President of Finance and Administration of the Allard Nazarian Group from 1995 to 1998 and prior to that as a Managing Partner at Coopers & Lybrand (now PricewaterhouseCoopers) where he spent 21 years in various positions. Mr. Murray holds a B.S. in accounting from Bentley College and is a Certified Public Accountant.

     There are no family relationships between any of our directors or executive officers except that Janice A. Jones and John J. Grace are married to each other.

     Code of Ethics.  We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We undertake to provide to any person without charge, upon request, a copy of our Code of Ethics.  Requests may be directed to College Partnership, Inc., 333 South Allison Parkway, Suite 100, Lakewood, Colorado 80226; attention John J. Grace or by calling (303) 804-0155.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission, the NASD, and us.

     Based solely on our review of Section 16(a) forms received by us and written representations that no other reports were required, we believe that, as of the date of this report, all Section 16(a) filing requirements applicable to our executive officers, directors and 10% beneficial owners were complied with, except that a final report from a former director was filed late.

Item 10. Executive Compensation.

Summary Compensation Table

     The following table summarizes the total compensation of each person who served as our Chief Executive Officer during the 2004 and 2003 fiscal year and any other executive officer whose total annual salary and bonus exceed $100,000 during this period.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Award
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options (#)	All Other Compensation ($)
Edward Doody President (since	2004	$60,000 (2)	$ 0	300,000 (2)	$0
April 2004)
Douglas C. Rother, CEO and	2004	$107,538 (1)(3)	$ 0	0	$0
President CEO (retired as CEO	2003	$167,817 (1)(3)	$ 8,330	0	$0
and President February 2004;
continued in an advisory role
until August 2004)
Janice A. Jones, Executive Vice	2004	$142,968 (1)(4)	$ 0	0	$0
President and Corporate	2003	$114,730 (1)(4)	0	750,000	$0
Secretary
John J. Grace,	2004	$149,385 (1)(5)	$ 0	0	$0
Executive Vice President	2003	$130,654 (1)(5)	$ 0	750,000	$0
and Chairman of the
Board of Directors
Mark S. Eagle, Chief Operations	2004	$134,507 (6)	$ 0	0	$0
Officer (Executive Vice President	2003	$108,846 (6)	$45,833	0	$0
July 2001 to April, 2003)

__________

(1) Includes $1,000 and $2,000 in directors’ fees received by Mr. Rother, $2,000 and $2,000 in directors’ fees received by Dr. Jones; and $2,000 and $2,000 in received by Mr. Grace for his service as a director and a member of our advisory board for 2004 and 2003 respectively.

(2) Mr. Edward Doody is engaged as an interim executive through a working agreement with a consulting services firm. The amount shown as salary is the fee paid to the consulting services firm for Mr. Doody’s services. 300,000 Warrants have been issued in connection with the working agreement to the consulting services firm, which vest monthly over a 12 month period. The warrants have been expensed according to FAS 123 and EITF 96-18. Total fiscal 2004 expense for the vested warrants amounted to $21,593.

(3) Includes $13,411 and $78,170 in deferred compensation in 2004 and 2003, respectively. (4) Includes $4,083 and $12,000 in deferred compensation in 2004 and 2003, respectively. (5) Includes $5,651 and $ 5,835 in deferred compensation in 2004 and 2003, respectively. (6) Includes $5,460 and $ 6,250 in deferred compensation in 2004 and 2003, respectively.

(7) 295,455 Non qualified stock options were exchanged for 295,455 qualified stock options under our 2002 plan by both Mr. Grace and Dr. Jones. Vesting schedule and exercise price remained the same.

     The foregoing compensation table does not include certain fringe benefits made available on a non-discriminatory basis to all of our employees, such as group health insurance, long-term disability insurance, vacation and sick leave, nor does it include interest income on the deferred compensation. In addition, we make available certain non-monetary benefits to our executive officers with a view to acquiring and retaining qualified personnel and facilitating job performance. We consider such benefits to be ordinary and incidental business costs and expenses. The aggregate value of such benefits in the case of the executive officers, which cannot be precisely ascertained but which is the lesser of either (a) ten percent of the salary and bonus paid to each such executive officer or to the group, respectively, or (b) $50,000 or $50,000 times the number of individuals in the group, as the case may be, is not included in such table.

Option Grants Table

     The following table provides information relating to the grant of stock options to the named executive officers during the 2004 fiscal year.

OPTION GRANTS IN FISCAL 2004

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)(2)		% of Total Options Granted to Employees in Fiscal Year	Fair Market Value on Date of Grant ($/Sh)	Exercise or Base Price ($/Sh)	Expiration Date
Mr. Edward Doody	0	(1)	--	--	--	--
Mr. John J. Grace	0	(2)	--	--	--	--
Dr. Janice A. Jones	0	(2)	--	--	--	--
Mr. Mark Eagle	200,000		--	40.0%	$ 0.50	--(3)
(1)

Mr. Edward Doody is not an employee. He is engaged as an interim executive through a working agreement with a consulting services firm. 300,000 Warrants have been issued in connection with the working agreement to the consulting services firm, which vest monthly over a 12 month period. The warrants have been expensed according to FAS 123 and EITF 96-18. Total fiscal 2004 expense for the vested warrants amounted to $21,593.

(2)	295,455 Non qualified stock options were exchanged for 295,455 qualified stock options under our 2002 plan by both Mr. Grace and Dr. Jones. Vesting schedule and exercise price remained the same.

(3)	The options have an expiration date 5 years after vesting. The grant vests in 5 equal annual installments with the first cliff vesting on March 18, 2005.

Aggregated Option Exercises and Fiscal Year-End Option Values

     The following table provides information relating to the exercise of stock options during the 2004 fiscal year for each of the named executive officers and the 2004 fiscal year-end value of unexercised options.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FY-END OPTION VALUES

			Number of Unexercised Options at FY-End (#)	Value of Unexercised In-the-Money Options at FY-End ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Mr. Edward Doody (2)	0	N/A	N/A	$0 / 0
Mr. John J. Grace	0	N/A	375,000 / 375,000	$0 / 0
Dr. Janice Jones	0	N/A	375,000 / 375,000	$0 / 0
Mr. Douglas C. Rother	0	N/A	375,000 / 0	$0 / 0
Mark Eagle	0	N/A	80,000 / 320,000	$0 / 0

----------------

(1)

The market value of underlying shares of common stock is equal to the fair market value at July 31, 2004, $0.23 per share, less the option exercise price, multiplied by the number of shares of common stock in the money. No options were in-the-money as of July 31, 2004.

(2)

Mr. Edward Doody is engaged as an interim executive through a working agreement with a consulting services firm. 300,000 Warrants have been issued in connection with the working agreement to the consulting services firm, which vest monthly over a 12 month period. Expiration date is March 1, 2009. The warrants have been expensed according to FAS 123 and EITF 96-18. Total fiscal 2004 expense for the vested warrants amounted to $21,593.

Compensation of Directors

     Beginning in August of 2004, we agreed to pay each of our directors, whether or not such director also serves as an officer, $1,000 per quarter and issue 500 shares of common stock for each quarter they serve as a director. Directors that serve on committees of the Board are paid an additional $500 per quarter, prior directors were paid $500 per meeting and were each issued 1,500 shares of common stock for each quarter they served as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by all our directors and officers, as of November 2nd, 2004. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown. Each of the persons listed below are officers and/or directors of our Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common	Dr. Janice A. Jones	10,401,945	(1)(2)(3)	35.7%
	333 S. Allison Parkway
	Suite 100
	Lakewood, CO 80226
Common	John J. Grace	2,910,821	(2)	10.0%
	333 S. Allison Parkway
	Suite 100
	Lakewood, CO 80226
Common	Rick N. Newton	178,000	(4)	*
	333 S. Allison Parkway
	Suite 100
	Lakewood, CO 80226
Common	Mark S. Eagle	454,231	(5)	1.6%
	333 S. Allison Parkway
	Suite 100
	Lakewood, CO 80226
Common	Vernon R. Alden	60,174	(6)	*
	333 S. Allison Parkway
	Suite 100
	Lakewood, CO 80226
Common	All Officers and Directors	14,005,171	(1)(2)(3)(4)(5)	48.1%
	as a Group (5 persons)

*	Less than 1%

(1)

  Includes 6,427,992 shares owned by Chartwell International, Inc. and 1,500,000 shares owned by J View II Limited Partnership. Dr. Jones is an officer, director and the principal shareholder of each of the aforesaid companies and controls the disposition of these shares.

(2)	Includes 375,000 shares of our common stock subject to an option exercisable within 60 days from the date of this report.

(3)	Dr. Jones and Mr. Grace are husband and wife. Each disclaims beneficial ownership of the other's stockholdings in our company.

(4)	Includes 110,000 shares of our common stock subject to an option exercisable within 60 days from the date of this report.

(5)	Includes 80,000 shares of our common stock subject to an option exercisable within 60 days from the date of this report.

(6)	Includes 25,000 shares of our common stock subject to an option exercisable within 60 days from the date of this report.

     The balance of our outstanding Common Shares are held by 174 persons, not including those persons who hold their shares in "street name."

Equity Compensation Plan Information

     The following table provides information about shares of our common stock that we may issued upon the exercise of options, warrants and rights under all of our existing compensation plans as of July 31, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation
plans approved by the
security holders(1)	2,490,270	$ 0.50	509,730

Equity compensation
plans/arrangements not
approved by security
holders(2)	1,604,730	$ 0.56	0

Total	4,095,000	$ 0.52	509,730

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

SAR’s/LSARs. Stock appreciation rights, or SARs, granted under the plan may be either freestanding or granted in tandem with an option. Limited stock appreciation rights, or LSARs, may only be granted in connection with the grant of an option and can only be exercised upon a change in control in lieu of exercising the option. SARs and LSARs provide the holder the right to receive the difference between the base price per share of our common stock in the case of a free-standing SAR, or the option price of the related options in the case of a tandem SAR or LSAR, and the market value of our common stock on the date of exercise. Tandem SARs may only be exercised at a time when the related option right is exercisable, and the exercise of a tandem SAR requires the surrender of the related option right for cancellation. A free-standing SAR must specify the conditions that must be met before the SAR becomes exercisable and may not be exercised more than 10 years from the date of grant.

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

Warrants The Company has granted to a consulting company warrants to purchase 580,000 shares of common stock all with an exercise price of $0.50 and all of which vest over a five year period. Included in this number are the 300,000 warrants issued in for the work arrangement for Edward Doody, our President.

Item 12. Certain Relationships and Related Transactions

     Current and former officers- In our fiscal 2004 we issued 339,267 shares of common stock to current and former officers and directors (Doug Rother, Wayne Ruting, Mark Eagle, John J Grace and Janice Jones) and a former employee for compensation of $71,246.

     On July 28, 2002, we issued 400,000 shares of our common stock valued at $52,000 to Doug Rother, Jerry Lapin, Mark Eagle, John J Grace and Janice Jones in exchange for their loan to us of $75,000, in the aggregate, plus their aggregate commitment to loan us an additional $75,000, if needed, to finance the cost to settle an arbitration with the former owner of College Bound Student Athletes. The interest rate on these notes is 10% per annum with interest payable monthly in the first year and the principal, with interest, paid monthly over the following three years. In addition, 50,000 shares were issued to Doug Rother as compensation in connection with the settlement.

     NCRA Agreement- The Company has acquired licensing rights through an agreement with National College Recruiting Association, Inc. (“NCRA”), which is a wholly owned subsidiary of Chartwell. Chartwell has a common officer and two common directors and is a significant shareholder of the Company. The license provides the Company with exclusive use, rights and interest in all of the assets, including brand and trade names and databases, constituting the business of NCRA. The fee for the NCRA license included an initial payment of $310,000, and annual payments equal to 1.5% of the first $10 million of revenues and 1% of revenues over $10 million, subject to minimum annual royalties of $150,000. Total royalty expense was $262,000 and $210,000 in our fiscal 2004 and 2003, respectively. During fiscal 2004, the Company issued 480,357 shares of common stock to NCRA in payment of royalty obligations under this agreement. In addition we paid NCRA $100,613 cash under the above referenced license agreement.

     Chartwell- In July of 2004, we consummated an agreement under which we will issue 298,751 of common stock to Chartwell International in exchange for barter credits valued at $62,738. The credits are recorded as a component of other assets and the obligation is included in accrued liabilities.

     Decentrix, Inc.- During fiscal 2004 and 2003, the Company paid $94,464 and $73,516, respectively, for services from Decentrix, Inc., a company in which Wayne Ruting, a member of the Company’s Board through August of 2004, was Chief Executive Officer. Mr. Rother, the Company’s President through February of 2004, is an investor in Decentrix, Inc.

     Board of Directors- In our fiscal 2004, we paid Richard Murray $66,900 and, as of July 31, 2004, owed him $17,300 for management services rendered. Mr. Murray became a member of the Company’s Board in August of 2004. Beginning in August of 2004, we agreed to pay each of our directors, whether or not such director also serves as an officer, $1,000 per quarter and issue 500 shares of common stock for each quarter they serve as a director. Directors that serve on committees of the Board are paid an additional $500 per quarter. In our fiscal 2004 directors were paid $500 per meeting and were each issued 1,500 shares of common stock for each quarter they served as a director.

     We believe that the terms of transactions with affiliates are the same as terms we would be able to negotiate with unaffiliated third parties.

Item 13. Exhibits, Lists and Reports on Form 8-K.

(a)     Exhibits. The exhibits are set forth in the Exhibit Index attached to this report and incorporated herein by this reference.

Reports on Form 8-K

     We did not file any reports on Form 8-K during the 3 months ended July 31, 2004.

Subsequent Events

     None.

Item 14. Principal Accountant Fees and Services.

     In fiscal 2004 we paid $94,065 to Hein & Associates, our independent accountant at the time. Our audited consolidated financial statements for our fiscal year ending July 31, 2004, were audited by Stonefield & Josephson, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
College Partnership, Inc. and Subsidiary
Lakewood, Colorado

We have audited the accompanying consolidated balance sheet of College Partnership, Inc. and subsidiary (“the Company”) as of July 31, 2004 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of College Partnership, Inc. as of July 31, 2004 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Stonefield Josephson, Inc.
Santa Monica, CA
November 9, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
College Partnership, Inc. and Subsidiaries
Lakewood, Colorado

We have audited the consolidated balance sheet of College Partnership, Inc. and Subsidiaries (“Company”) as of July 31, 2003 (not separately included herein), and the accompanying related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of College Partnership, Inc. and Subsidiaries as of July 31, 2003 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

HEIN & ASSOCIATES LLP

Denver, Colorado
October 23, 2003

SIZE=5 COLOR=GRAY NOSHADE>

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
JULY 31, 2004

ASSETS
CURRENT ASSETS:
Cash	$ 263,271

Accounts receivable, net of allowance for doubtful accounts of $611,664	1,962,920

Notes receivable- finance companies	220,482

Inventory	149,795

Deferred customer contract expenses	608,271

Other current assets	253,967

Total Current Assets
3,458,706

LONG TERM ASSETS:

Noncurrent accounts receivable, net of allowance for doubtful accounts of $70,746	271,483

Property and equipment, net	216,752

Intangible and other assets, net	812,155

Goodwill, net	1,095,294

Other assets	33,637

Total Long Term Assets
2,429,321

Total Assets	$ 5,888,027

LIABILITIES AND STOCKHOLER’ DEFICIT
CURRENT LIABILITIES:
Notes payable- finance companies	$ 1,217,066

Current maturities on long-term obligations	1,146,830

Current maturities of long-term obligations - related parties	193,012

Accounts payable	2,122,325

Accrued liabilities	754,707

Deferred revenue	2,880,427

Total Current Liabilities
8,314,367

LONG-TERM LIABILITIES:

Deferred system lease obligation	427,054

Long-term obligations, less current maturities	1,505,967

Long-term obligations- related parties, less current maturities	111,478

Total Long- Term Liabilities
2,044,499

Total Liabilities
10,358,866

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 10,000,000 shares

authorized; 200,000 Series A issued and outstanding	200
Common stock, $.001 par value, 40,000,000 shares authorized;

30,185,573 issued and 28,185,573 shares outstanding	28,186

Additional paid-in capital	4,626,202

Accumulated deficit	(9,125,427)

Total stockholders' deficit
(4,470,839)

Total liabilities and stockholders' deficit	$ 5,888,027

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	July 31, 2004	July 31, 2003
Revenues from student services	$ 18,472,413	$ 17,642,480

Cost of revenues	(13,780,871)	(12,857,129)

Gross profit	4,691,542	4,785,351

Operating expenses:
Operating costs	1,764,276	2,120,590
General and administrative expenses	2,590,956	1,931,762
Depreciation and amortization	282,315	310,978
Bad debt expense	1,864,015	1,309,618

	6,501,562	5,672,948

Loss from operations before other income (expense)	(1,810,020)	(887,597)

Other income (expense):
Gain on unused contracts, net	475,873	363,573
Loss on sale of customer contracts	(122,574)	--
Interest income (expense), net	222,451	(37,199)

Net loss before income tax provision	(1,234,270)	(561,223)

Income Tax Provision	--	--

Net loss	(1,234,270)	(561,223)
Dividends on preferred stock	(12,000)	(1,000)

Net loss attributable to common stockholders	$(1,246,270)	$ (562,223)

Net loss per share attributable to common stockholders,
basic and diluted	$ (0.04)	$ (0.02)
Weighted average number of common shares outstanding,
basic and diluted	27,493,641	26,699,036

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’ DEFICIT
Years Ended July 31, 2004 and 2003

	Preferred stock	Common stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumu- lated deficit	Total stock- holders’ deficit
Balance at August 1, 2002	--	--	26,575,793	26,576	3,950,530	(7,316,934)	(3,339,828)
Common stock issued to directors
and employees for services	--	--	84,174	84	15,069	--	15,153
Common stock issued to third
parties for services	--	--	55,000	55	18,295	--	18,350
Common stock issued for
deferred compensation	--	--	500,000	500	134,500	--	135,000
Cancellation of common
stock held by the company	--	--	(1,996)	(2)	2	--	--
Cancellation of common
stock on settlement	--	--	(129,165)	(129)	(17,921)	--	(18,050)
Cancellation of common
stock repurchased	--	--	(17,500)	(17)	(3,983)	--	(4,000)
Issuance of preferred, Series A
for acquisition	200,000	200	--	--	199,800	--	200,000
Net loss	--	--	--	--	--	(562,223)	(562,223)

Balance at July 31, 2003	200,000	200	27,066,306	27,067	4,296,292	(7,879,157)	(3,555,598)
Common stock issued to
directors and employees
for services	--	--	52,143	52	10,448	--	10,500
Common stock issued to
third parties for services	--	--	355,000	355	73,795	--	74,150
Common stock issued for
deferred compensation	--	--	339,267	339	70,907	--	71,246
Common stock issued to rela-
ted parties for reduction
of accrued royalties	--	--	480,357	480	100,395	--	100,875
Cancellation of common
stock on settlement	--	--	(107,500)	(107)	(3,641)	--	(3,748)
Warrants issued to third
parties for services	--	--	--	--	46,932	--	46,932
Fair value of options issued	--	--	--	--	31,074	--	31,074
Dividends paid	--	--	--	--	--	(12,000)	(12,000)
Net Loss	--	--	--	--	--	(1,234,270)	(1,234,270)
Balance at July 31, 2004	200,000	200	28,185,573	28,186	4,626,202	(9,125,427)	(4,470,839)

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	July 31, 2004	July 31, 2003
Cash flows from operating activities:
Net loss	$(1,234,270)	$ (562,223)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Provision for doubtful accounts	1,864,015	1,309,618
Depreciation and amortization	282,315	310,979
Issuance of common stock for director and employee compensation	10,500	15,153
Issuance of common stock for services to third parties	70,402	18,350
Issuance of options and warrants for services to third parties	78,006	--
Deferred compensation and royalties to related parties	--	96,813
Gain on unused contracts	(475,873)	(363,573)
Cancellation of stock acquired	--	(4,000)
Non-cash stock cancellations	--	(18,050)
Changes in operating assets and liabilities:
Accounts receivable	(1,059,870)	(1,606,219)
Inventory	(10,459)	(43,860)
Deferred customer contract expense	(14,432)	187,730
Other current assets	(17,181)
Other assets	112,392
Accounts payable	123,919	521,525
Accrued liabilities	80,235	25,593
Deferred revenue	1,084,587	(99,605)
Deferred license fees, net	--	(5,522)
Other liabilities	(50,178)
Other	--	(136,632)

Net cash provided by operating activities	$ 844,108	$ (353,923)

Cash flows from investing activities:
Deconsolidation of subsidiary	(84,195)	--
Purchase of property and equipment	(17,353)	(123,933)

Net cash used in investing activities	$ (101,548)	$ (123,933)
Cash flows from financing activities:
Proceeds from financing of contracts	3,432,311	5,318,194
Payments on financial contracts	(5,171,612)	(4,303,223)
Amounts due from financial contracts	263,613	(164,140)
Proceeds from long term obligations	817,980	--
Payments on long term obligations	(343,896)	(399,808)
Proceed from long term obligations - related parties	--	--
Payments on long term obligations - related parties	(3,163)	(98,146)
Dividend payments - preferred stock	(12,000)	--

Net cash provided by (used for) financing activities	$(1,016,767)	$ 352,877
Net decrease in cash and cash equivalents	(274,207)	(124,979)
Cash and cash equivalents, beginning of year	537,478	662,457

Cash and cash equivalents, end of year	$ 263,271	$ 537,478

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years ended
	July 31, 2004	July 31, 2003
Supplemental disclosure of cash flow information:
Interest paid	$ 470,911	$ 798,615

Supplemental disclosure of non-cash financing activities:
Common stock issued to directors and employees for services	$ 10,500	$ 15,153

Common stock issued to third parties for services	$ 70,402	$ 18,350

Common stock issued for deferred compensation	$ 71,246	$ 135,000

Common stock issued to related parties for royalties	$ 100,875	--

Cancellation of common stock on settlement	--	$(18,050)

Cancellation of common stock repurchased	--	$ (4,000)

Preferred Series A stock and note issued for acquisition	--	$ 328,799

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED
JULY 31, 2004 AND 2003

1. Summary of Significant Accounting Policies:

The Company - College Partnership, Inc. (formerly “College Bound Student Alliance, Inc.”) and subsidiary (collectively, the “Company”) provides products and information services to high school students and provides information and assistance to parents and students on how to best qualify for financial aid. The Company offers assistance in college major selection, college selection, college entrance testing, searches for merit awards and other financial aid. This is the Company’s only business segment. The Company markets its products generally through weekend workshops held throughout the United States and through its direct sales force. The Company’s principal fulfillment and coaching facilities are located in the Dallas/Fort Worth metro area and its headquarters are located in Lakewood, Colorado.

Consolidation - The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary. All inter-company balances and transactions have been eliminated in consolidation.

As further discussed in Note 12, the Company ceased consolidating the results of one of its subsidiaries effective November 12, 2003. The Company and the prior owner of that entity and also its former senior manager are involved in ongoing litigation. In connection with this matter, the Company has lost its ability to control the subsidiary’s operations and no longer has access to its accounting records. A summary of the operations included in the Company’s consolidated financial statements for the fiscal years ended July 31, 2004 and 2003 is as follows:

	2004	2003
Revenue	$ 34,319	$ 394,279
Gross Profit (loss)	$(12,258)	$ 66,311
Net loss	$ 90,104)	$(317,017)

Liquidity - For fiscal 2004, total revenue increased $829,933 or 4.7% to $18,472,413 as compared to fiscal 2003. We expect revenue to continue to increase in fiscal 2005 based on planned expansion and improvement of our direct marketing campaigns to increase workshop attendance, the effective use of the Internet as both a marketing and product delivery medium and as a result of planned new marketing and sales initiatives. We also continue to evaluate potential acquisitions to broaden our product range.

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED
JULY 31, 2004 AND 2003

While the Company’s revenues have increased in fiscal 2004 over 2003, primarily as a result of two separate price increases which took effect during the third and fourth quarters of fiscal 2004, during fiscal 2004 the Company began to experience a decline in the rate of workshop attendance due to, we believe, the weakness in the economy, delayed mail drops, use of direct mail marketing lists and related literature that has proven to be less effective than that employed in prior periods and a lower sales rate associated with an expansion of our sales force in the fourth fiscal quarter of 2003. These factors plus higher marketing and general and administrative expenses have resulted in increased operating losses relative to fiscal 2003.

The negative factors which contributed to our loss have continued into the first quarter of 2005. We believe that we have identified the issues and are taking corrective actions. We have, or are in process of reducing our direct mail drop, decreasing the cost per mail piece, adjusting our workforce, and renegotiating the office leases. However, if the Company continues to experience losses, it will have a negative impact on our ability to fund our aggressive marketing program and could curtail not only our initiatives required to improve our performance, but also future planned operations, and growth.

As reflected in the accompanying consolidated financial statements, the Company has continued losses from operations, negative working capital and a stockholders’ deficit. These matters raise doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

Management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. The Company is seeking to acquire future alternative senior debt, subordinated debt and/or equity financing. There is no guarantee the Company will be successful in attracting such funding. Management believes the terms and conditions of alternative financing on senior debt would be better than the existing credit facility. However, terms may not be as beneficial to the Company on the subordinated debt or equity securities as might otherwise be expected in normal circumstances because of historical losses experienced by the Company. In addition, the Company is developing alternate marketing channels to improve profitability.

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED
JULY 31, 2004 AND 2003

Based on the planned increase in revenues and improvement in operating performance as well as anticipated availability of additional funding, either through equity or debt, management believes the Company will be able to continue operations for the forthcoming year.

Use Of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates. Significant estimates include the estimated future life of intangibles, recovery of goodwill and the allowance for doubtful accounts. There are significant estimates used in determining the gain from unused contracts and, specifically, it is estimated that the likelihood of customers requesting the CAP after the first semester of their senior year is remote. In addition, deferred revenue and the timing of it’s recognition are subject to estimates.

Recent Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires all companies with variable interests in entities created after January 31, 2003 to apply its provisions to those entities immediately. In December 2003, the FASB issued a revised Interpretation “FIN 46R”. Under the revised Interpretation, an entity deemed to be a business, based on certain specified criteria, need not be evaluated to determine if it is a Variable Interest Entity. The Company must apply the provisions to variable interests held in all variable interest entities during the year ended on July 31, 2004. Adoption of FIN 46 and FIN 46R during fiscal 2004 did not have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards 150 (“SFAS 150”) “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 established standards for classifying and measuring as liabilities certain financial instruments that have characteristics of liabilities and equity. The statement is effective for College Partnership for its fiscal year beginning August 1, 2003. Adoption of SFAS 150 did not have a material impact on the Company’s financial condition or results of operations.

The Emerging Issues Task Force released Issue No. 00-21 “Accounting for Revenue Arrangements and Multiple Deliverables” in May 2003. Issue No. 00-21 addresses how to account for arrangements that may involve delivery or performance of multiple products, services and or rights to use assets. Issue No. 00-21 is effective for College Partnership for its fiscal year beginning August 1, 2003. Adoption of Issue No. 00-21 did not have a material impact on the Company’s financial condition or results of operations.

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED
JULY 31, 2004 AND 2003

Fair Value of Financial Instruments - The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amount of cash, accounts receivable, notes payable, accounts payable, accrued liabilities and notes payable and due to related parties approximates fair value because of the short maturity or duration of these instruments. The carrying amount of long-term debt approximates fair value as the interest rates are considered market rates. For long-term debt that is not interest bearing or have interest rates below the market, the discount used for financial reporting purposes is the incremental borrowing rate and, accordingly, discounted value approximates fair value.

Advertising Costs - The Company expenses advertising costs as they are incurred.

Shipping/Handling - The purchase price of customer contracts includes all shipping and handling charges. Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. Sales are typically made on credit and the Company generally does not require collateral.

Allowance for Doubtful Accounts - The allowance for doubtful accounts is a material estimate made by the Company. The Company estimates its allowance based on historical collection and loss rates and, as with all estimates, actual amounts may be different than estimates and subject to change as additional information becomes available. The allowance and related expense are relatively high as a percentage of accounts receivable and sales because the Company accepts all customers regardless of their credit history.

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

Impairment Of Long-Lived Assets - The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED
JULY 31, 2004 AND 2003

Intangible Assets - Intangible and other assets consist primarily of the excess purchase price of acquired business over the net assets acquired (goodwill) and recruiting systems methodologies and databases acquired in business combinations. Intangible assets and systems methodology and databases, which represent the excess of purchase price over fair value of net assets acquired, are amortized on a straight-line basis over 10 years. As of August 1, 2002, we adopted Statement of financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under the requirements of this SFAS, goodwill is no longer amortized but rather tested periodically for impairment using a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business one level below the operating segment (“component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. In our case the reporting unit is the consolidated entity. An impairment charge is recognized for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. The fair value equals our market capitalization, because we have only one reporting unit. We test goodwill for impairment annually as of July 31, our fiscal year end.

Our policy is to review the carrying amounts of intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other items. In 2004 no event or circumstance occurred, which warrants a revision to the remaining period of amortization.

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

Commencing May 2002, we began to deliver the majority of the CAP product and services shortly after contract execution and delivery of the customized college selection matching report separately as it requires the customer to provide us with a completed questionnaire. Therefore, beginning in May 2002 we began recognizing 75% of the revenue received under the CAP agreements when the CAP services, excluding the customized report, were delivered. We generally recognize 75% of our revenues within 60 days of the agreement execution date, whether the questionnaire is submitted or not. Historically, over 80% of our customers who return their questionnaire do so within 60 days after contract signing, at which time the CAP was completed and shipped. Until July 2003 we recognized 100% of the CAP contract revenue when the customized CAP was delivered. Deferred revenue on contracts for which we do not receive a completed questionnaire is taken into income over the period January through July in students’ graduation year.

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED
JULY 31, 2004 AND 2003

In fiscal 2004 we implemented EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables. We determined that our bundled offering is an arrangement involving multiple deliverables, and that the arrangement contains more than one accounting unit. We identified three separate deliverables, which each have a value to the customer on a standalone basis. We also determined that there is objective and reliable evidence of the fair value of the undelivered items.

We identified three units, and assigned a 75% value to the first deliverable, 22% value to the second deliverable, and a 3% value to the third service. For the first two revenue groups revenue continues to be recognized as in fiscal 2003. The third deliverable is recognized proportionally over the full length of the contract from the origination date of the contract to the graduation day of the student.

Revenue is recognized consistent with Staff Accounting Bulletin No. 104 (SAB 104).

Finance income on installment contracts is recognized in income over the contract period.

Cost of Revenues - As a substantial portion of the Company’s costs are directly related to its sales and marketing efforts, cost of revenues includes selling and marketing costs as well as other direct costs associated with the delivery of the Company’s products and services.

Direct and incremental costs of acquiring contracts are deferred and reflected as deferred customer contract expenses. These are recognized upon delivery of the related services. A significant portion of the total direct and indirect costs of performing its obligations are incurred and expensed within a short period of time after the contract is consummated. Accordingly, expenses recognized historically have been disproportionately high as compared to reported revenue as the Company continues to grow.

Sale of Customer Contracts - The Company recognizes a gain or loss on the sale of customer contracts which are made without recourse under the provision of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.

Gain on Unused Contracts - As noted above, any unrecognized revenue at the point it is determined that the contract will become unused is brought into income and reflected as a gain on unused contracts. We have determined this to be during the second semester of the student’s senior year of high school. At this point, we consider it remote that we will have any further obligation, unless the contract was entered into within the past six months. If the contract addresses multiple family members, a proportionate amount of that contract’s unrecognized revenue is deferred and recognized as a gain in a future period if our services remain unused. Additionally, no revenues are recognized on unused contracts on which installment payments continue to be made.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company's tax provision in the period of change. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED
JULY 31, 2004 AND 2003

Net Earnings (Loss) Per Share - The Company computes earnings (loss) per share in accordance with the requirements of SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires the disclosure of basic earnings per share and diluted earnings per share. The Basic earnings per share amount is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. The diluted earnings per share amount is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options, warrants and their equivalents is calculated using the treasury stock method.

Net loss attributable to common stockholders - basic and diluted is computed based on the weighted average number of shares of common stock outstanding during the year. Basic loss attributable to common stockholders and diluted loss attributable to common stockholders - assuming dilution, are the same for the fiscal years ended July 31, 2004 and 2003 because of the antidilutive effect of stock options and awards when there is a net loss. As of July 31, 2004 and 2003, the Company has outstanding 4,095,000 and 4,602,500 options, respectively, to purchase shares of its common stock and there are 2,000,000 shares of common stock held in escrow as collateral for a note payable to stockholder that are not considered to be outstanding common stock. Both amounts could potentially dilute basic earnings per share in the future.

Stock-Based Compensation - As permitted under the SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company accounts for its stock-based compensation for options issued to its employees and directors in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are included below as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have increased to the pro forma amounts as indicated below:

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED
JULY 31, 2004 AND 2003

	2004	2003
Net loss, as reported	$(1,246,270)	$(562,223)
Current period expense calculated under APB 25	46,932
Pro-forma compensation expense	(210,651)	(239,123)

Pro-forma net loss	(1,409,989)	(801,346)

Net loss per share - basic and diluted	$ (0.05)	$ (0.03)

The above pro forma disclosures are not necessarily representative of the effect on the reported net loss for future periods because options vest over several years and additional awards are generally made each year. The per share weighted average fair value of stock options granted during fiscal 2004 and 2003 was $0.147 and $0.075, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions for fiscal 2004: no expected dividend yield, risk free interest rate r of 2.5%, volatility ranging from 93% to 113% and expected option lives ranging from 3 to 7 years; and the following assumptions for fiscal 2003: no expected dividend yield, risk free interest rates ranging from 2.9% to 5.0%, volatility ranging from 133% to 137% and expected option lives ranging from 3 to 8 years.

2. Business Acquisitions:

In June 2003, the Company acquired substantially all the assets of MeritMoney, a web based scholarship company, for a total purchase price of $328,799. MeritMoney allows the user to access scholarship programs at most of the colleges in the United States to understand the scholarships available at the college and the award’s criteria. The purchase price included: a) $125,000 note payable with interest at 5%, payable monthly over two years; b) 200,000 shares of $.001 par value, Convertible Preferred Series A Stock with a dividend rate of 6% and a conversion rate of $1.00 per common share; and c) legal fees and travel expenses in connection with the acquisition, totaling $11,723. The note was discounted by $7,923 to 11.5%, which reflects our estimated borrowing rate. The assets acquired consist of technology-based intangible assets, including internet domain names, college and scholarship data bases, website and search engine source code, third party software licenses and related documentation.

Prior to the acquisition, we purchased password codes from MeritMoney for our customers at a purchase price of $12 each. With the purchase of the MeritMoney assets, we will no longer need to purchase these passwords and MeritMoney as a separate company will no longer continue to operate.

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED
JULY 31, 2004 AND 2003

3. Accounts Receivable:

The Company enters into contracts with its customers prior to delivery of its services. The customer makes an initial deposit at the time of the contract and usually makes additional payments prior to the delivery of all the Company’s services. Such payments are recognized as deferred revenue.

Management estimates that approximately 75% of each customer contract is satisfied with the delivery of the CAP. Therefore, 75% of the contract value is recognized as revenue at that point with the remaining 25% recognized when we satisfy the remaining elements of the contract. This occurs shortly after a customer returns a completed detailed questionnaire contained in their CAP. Upon receipt of the questionnaire, the Company compiles and then delivers information specific to the customer. This customer-specific information satisfies the final elements of the contract.

As further discussed in Note 4, under a financing arrangement entered into during fiscal 2004, the Company may sell customer contracts to a finance company. Once all recourse to the purchased contracts expires, the Company eliminates its related note obligation to the finance company as well as the associated contract accounts receivable balance.

Any unrecognized contract revenue at the point we determine that the contract will become unused is brought into income and reflected as a gain on unused contract, net of related deferred customer contract expenses. Such gains are recurring in nature and indigenous to the Company’s business activities. The gain on unused contracts amounted to $475,873 and $363,573 for fiscal 2004 and 2003, respectively, net of related deferred expenses of $343,411 and $279,837, respectively.

During fiscal 2004 the Company introduced a 36 month installment plan and extended the 13 month plan to 16 months. As a result, a certain portion of trade receivables became a long term asset as of July 31, 2004.

4. Financing Of Receivables:

The Company has arrangements with two finance companies to finance a portion of its customer accounts receivable, either with or without recourse. All amounts collectable under the related customer contracts are pledged as collateral under these arrangements. In January of 2004, the Company entered into a Purchase Agreement (“Agreement”) with one of its financing companies under which customer contracts may, at the finance company’s option, be purchased by it. Such purchases become final without recourse following specified payments by the customer. This agreement became effective February of 2004. Once all recourse to the purchased contracts expire, the Company eliminates its related note obligation to the finance company as well as the associated contract balance in accounts receivable and records a liability for deferred revenue not yet earned under the customer contracts. At July 31, 2004 the amounts eliminated for note obligation and accounts receivable were $1,548,898 and $1,323,520, respectively.

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED
JULY 31, 2004 AND 2003

The Company incurred a loss of approximately $123,000 during fiscal 2004 associated with the sale of customer contracts.

At July 31, 2004 borrowings in the amount of $1,217,066, net of non-recourse amounts, are collateralized by the proceeds of substantially all outstanding customer contracts (inclusive of any unrecognized revenue on the related contracts). The finance companies also hold reserves totaling $220,482 that serve as additional collateral (reflected as a note receivable).

Finance company fees associated with these arrangements are deferred and amortized as interest expense over the life of the underlying contract. At July 31, 2004 deferred finance company fees, net of amortized amounts, was $49,854. The total cost of these financing arrangements, considering all related factors, is estimated at approximately 20-25%. The Company is continuing to explore options to reduce these costs.

5. Property and Equipment:

Property and equipment at July 31, 2004 is as follows:

	2004	Estimated Useful Lives
Furniture and equipment	$ 458,928	5-7 years
Computer software	307,612	5 years

	766,540
Less accumulated depreciation and amortization	(549,788)

Property and equipment, net	$ 216,752

Depreciation and amortization for the fiscal years ended July 31, 2004 and 2003 amounted to $97,619 and $153,677, respectively.

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED
JULY 31, 2004 AND 2003

6. Intangible Assets:

Intangible assets at July 31, 2004 are as follows:

	Amount	Accumulated Amortization	Net
Systems methodology and databases	$1,525,987	(723,829)	802,158
Licensing rights	320,223	(310,226)	9,997

Total intangible assets	$1,846,210	$(1,034,055)	$812,155

Amortization expense for the fiscal years ended July 31, 2004 and 2003, respectively, amounted to $184,696 and $157,302, respectively. These intangible assets are being amortized over a weighted average useful life of ten years.

Following is a schedule of future amortization expense:

Year ending July 31:	Amortization
2005	$ 151,703
2006	141,703
2007	141,703
2008	141,703
2009	109,304
Thereafter	126,039

Total amortiation	$ 812,156

7. Long-Term Obligations:

In connection with a restructuring of certain of the Company’s debt obligations during fiscal 2003, a note holder and owner of the Company’s operating system, agreed to certain financial concessions through April 30, 2003 and, effective May 1, 2003, agreed to revise the operating system lease of $10 per CAP delivered with such payments being applied to the $1,500,000 original purchase price of the operating system (see further discussion in Note 12). In addition, the annual interest rates on the other outstanding notes were reduced to 4% and the terms extended to April 30, 2010. During the six months ended April 30, 2003, $150,000 was paid and recorded as interest expense under the terms of this restructuring. Following is a summary of long term obligations at July 31, 2004:

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED
JULY 31, 2004 AND 2003

Third party obligations:
Note payable to stockholder for acquisition of TCP (a)	$ 1,411,714
Note payable for settlement with former owner of CBSA-Athletes,
due in monthly installments through February 2006 (b)	138,234
Note payable for acquisition of MeritMoney with interest at 11.5%,
due in monthly installments through June 2005 (c)	56,994
Other notes payable with interest rates ranging from 8% to 11.5%	23,924
Convertible notes payable bearing interest at 10% payable quarterly
with principal due June 15, 2005 (d)	500,000
Note payable in equal monthly installments of $10,400 including interest at 15%
through June 2007 (e)	293,350
Notes payable to former owner of deconsolidated entity (f)	226,305
Other obligations with interest rates ranging from 11% to 12%,
collateralized by related underlying assets	2,276

Total debt to third parties	2,652,797
Less: current maturities	(1,146,830)

Long-term debt to third parties, less current maturities	$ 1,505,967

Related party obligations:
Notes payable to Chartwell International, Inc. (Chartwell), with interest at 10%, payable monthly, principal and interest payable monthly, beginning August 1,
2003, or upon receipt of long-term financing, as defined in the agreements	$ 110,528
Notes payable to officers, 10% interest only payments for the first year, principal
and interest payable monthly, beginning August 1, 2004, due August 2006	75,000
Deferred compensation due officers	118,962

Total debt to related parties	304,490
Less: Current maturities	(193,012)

Long-term debt to related parties, less current maturities	$ 111,478

(a)

This note was issued for $1,621,380 with interest at 4.0% in connection with the acquisition of TCP. The note is payable in 92 equal monthly installments of principal and interest of $22,739, and matures December 31, 2010. If the Company obtains additional long-term financing as defined in the agreement, 50% of the net proceeds of such financing must be used to prepay the principal of this note. This note is collateralized by 2,000,000 shares of the Company's common stock currently held in escrow by a third party. Principal payments on this note during fiscal 2004 totaled $169,162. This note has been discounted to 6.89% based on the original imputed interest.

(b)	These notes were issued in connection with the settlement of a dispute with the former owner of CBSA-Athletes. The outstanding amount includes all future interest payments at 6%.

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED
JULY 31, 2004 AND 2003

(c)

This note was issued for $125,000 in connection with the acquisition of MeritMoney in June 2003 with stated interest at 5% that the Company discounted to 11.5% for purposed of calculating the purchase price. Principal and interest payments of $5,484 are due monthly through June 2005. Principal payments on this note during fiscal 2004 totaled $55,721.

(d)

These notes were issued in June of 2004 and are convertible into common stock at $.50 per share and require early payment upon an event of default and upon the receipt of proceeds in excess of $1,000,000 from 1) the sale of assets or 2) specified equity or debt financing. The note holder may require the Company to file a registration statement covering all shares to be issued or into which the notes maybe converted.

(e)	This note is due to one of the Company’s finance companies and is collateralized by customer contracts with a principal value equal to two times the unpaid note principal.

(f)

These notes are due to the former owner of the entity which the Company is no longer consolidating. The notes bear interest at rates ranging between 7.1 and 12.9% and were due in 2003. The Company is currently involved in litigation with the note holder (see Note 14).

(g)

The aggregate maturities of long-term debt (net of discounted interest) for each year subsequent to July 31, 2004, assuming the Company does not obtain additional financing which would cause acceleration of certain payments, is as follows:

Fiscal Year:	Third Parties	Related Parties	Total
2005	$1,146,830	$193,012	$1,339,842
2006	353,415	111,478	464,893
2007	324,033	--	324,033
2008	222,697	--	222,697
2009	238,544	--	238,544
Thereafter	367,278	--	367,278

Total	$2,652,797	$304,490	$2,957,287

8. Related Party Transactions:

Current and former officers - In our fiscal 2004 we issued 339,267 shares of common stock to current and former officers and directors (Doug Rother, Wayne Ruting, Mark Eagle, John J Grace and Janice Jones) and a former employee for compensation of $71,246.

On July 28, 2002, we issued 400,000 shares of our common stock valued at $52,000 to Doug Rother, Jerry Lapin, Mark Eagle, John J Grace and Janice Jones in exchange for their loan to us of $75,000, in the aggregate, plus their aggregate commitment to loan us an additional $75,000, if needed, to finance the cost to settle an arbitration with the former owner of College Bound Student Athletes. The interest rate on these notes is 10% per annum with interest payable monthly in the first year and the principal, with interest, paid monthly over the following three years. In addition, 50,000 shares were issued to Doug Rother as compensation in connection with the settlement.

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED
JULY 31, 2004 AND 2003

NCRA Agreement - The Company has acquired licensing rights through an agreement with National College Recruiting Association, Inc. (“NCRA”), which is a wholly owned subsidiary of Chartwell. Chartwell has a common officer and two common directors and is a significant shareholder of the Company. The license provides the Company with exclusive use, rights and interest in all of the assets, including brand and trade names and databases, constituting the business of NCRA. The fee for the NCRA license included an initial payment of $310,000, and annual payments equal to 1.5% of the first $10 million of revenues and 1% of revenues over $10 million, subject to minimum annual royalties of $150,000. Total royalty expense was $262,000 and $210,000 in our fiscal 2004 and 2003, respectively. During fiscal 2004, the Company issued 480,357 shares of common stock to NCRA in payment of royalty obligations under this agreement. In addition we paid NCRA $100,613 cash under the above referenced license agreement.

Chartwell - In July of 2004, we consummated an agreement under which we will issue 298,751 shares of common stock to Chartwell International in exchange for barter credits valued at $62,738. The credits are recorded as a component of other assets and the obligation is included in accrued liabilities.

Decentrix, Inc. - During fiscal 2004 and 2003, the Company paid $94,464 and $73,516, respectively, for services from Decentrix, Inc., a company in which Wayne Ruting, a member of the Company’s Board through August of 2004, was Chief Executive Officer. Mr. Rother, the Company’s President through February of 2004, is an investor in Decentrix, Inc.

Board of Directors - In our fiscal 2004, we paid Richard Murray $66,900 and, as of July 31, 2004, owed him $17,300 for management services rendered. Mr. Murray became a member of the Company’s Board in August of 2004. Beginning in August of 2004, we agreed to pay each of our directors, whether or not such director also serves as an officer, $1,000 per quarter and issue 500 shares of common stock for each quarter they serve as a director. Directors that serve on committees of the Board are paid an additional $500 per quarter. In our fiscal 2004 directors were paid $500 per meeting and were each issued 1,500 shares of common stock for each quarter they served as a director.

We believe that the terms of transactions with affiliates are the same as terms we would be able to negotiate with unaffiliated third parties.

9. Income Taxes:

The Company had no current or deferred income tax provision for either fiscal year as a result of losses and existing net operating loss carry-forward. The Company has recorded a full valuation allowance against its deferred tax assets.

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED
JULY 31, 2004 AND 2003

Income tax benefit differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax loss as a result of the following:

	2004	2003
Computed ("expected") tax benefit	$ 435,000	$ 190,000
Increase (reduction) in income taxes resulting from:
Permanent differences	(2,000)	(10,000)
State income taxes, net of federal income tax benefit	40,000	15,000
Increase in valuation allowance	(473,000)	(195,000)

Net tax benefit (expense)	$ --	$ --

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at July 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Allowance for doubtful account receivable	$ 227,000	$ 236,000
Deferred compensation	44,000	36,000
Other accounts	29,000	3,000
Deferred revenue	1,036,000	945,000
Net operating loss carry forwards	1,749,000	1,855,000
Intangible assets	261,000	235,000
Stock Option Compensation	13,000	--

Total deferred tax assets	3,359,000	3,310,000
Deferred tax liabilities:
Deferred contract expenses	(226,000)	(240,000)
Property and equipment	(36,000)	--

Total net deferred tax assets	3,097,000	3,070,000
Less valuation allowance	(3,097,000)	(3,070,000)

Net deferred taxes	$ --	$ --

The tax effect of timing differences has been determined based on an assumed U.S. Federal tax rate of 34%. The 2003 amounts have been restated based on this rate. The net operating loss carry-forward as of 2004 has been reduced to reflect the elimination from the Company’s consolidation of the entity referred to in Notes 1 and 12.

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED
JULY 31, 2004 AND 2003

The increase in the valuation allowance was approximately $27,000 for the fiscal year ended July 31, 2004. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $4,700,000 prior to the expiration of the net operating loss carry-forwards in 2023.

10. Stockholders’ Deficit:

The Company has 10,000,000 shares of authorized preferred stock, par value of $0.001, issuable in different series with rights and privileges to be determined by the Board of Directors. In June 2003, the Board of Directors designated and issued 200,000 shares of Preferred Series A stock in connection with the acquisition of MeritMoney. The preferred shares carry a 6% dividend and are convertible within five years of the closing into common shares at the rate of one common share for each preferred share. The Company may purchase the shares for 110% of the original consideration within three years of the acquisition date of Merit Money. Common stock outstanding excludes 2,000,000 shares issued in the Company’s name that are held in escrow by a third party under the terms of one of the Company’s debt obligations.

During fiscal 2004 and 2003, the Company issued 339,267 and 500,000 shares, respectively, of common stock to officers and directors for compensation of $71,246 and $135,000, respectively. Shares are valued, on the transaction date, at the closing price of the Company’s common stock.

During fiscal 2004 and 2003, the Company issued 355,000 and 55,835 shares, respectively, of common stock to third parties for services valued at $74,150 and $18,350, respectively. Included in the fiscal 2004 issuance are 250,000 shares, valued at $50,000, issued in conjunction with convertible notes in the amount of $500,000 (see Note 7). The $50,000 represents a debt issuance cost and is included in prepaid expenses at July 31, 2004, and is being amortized over the term of the note. Shares are valued, on the transaction date, at the closing price of the Company’s common stock.

During fiscal 2004 and 2003, the Company issued 52,143 and 75,174 shares, respectively, of common stock to directors and employees for fees and services valued at $10,500 and $15,153, respectively. Shares are valued, on the transaction date, at the closing price of the Company’s common stock.

As further discussed in Note 8, during fiscal 2004, the Company issued 480,357 shares of common stock valued at $100,875 to NCRA in connection with license fee obligations under its licensing agreement with that entity. Shares are valued, on the transaction date, at the closing price of the Company’s common stock.

The Company consummated an agreement with Chartwell under which the Company will issue 298,751 shares of common stock in exchange for barter credits valued at $62,738. Number of shares is determined by dividing the barter credit value by the closing price of the Company’s common stock on the date of the agreement.

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED
JULY 31, 2004 AND 2003

During fiscal 2004, 107,500 shares of common stock were returned to the Company and canceled at par value as a result of modification of agreements for professional services lowering fees by $3,748.

During fiscal 2003, 170,000 shares of common stock were returned to the Company and canceled as a result of a modification of the agreement for professional services lowering fees by $22,950.

During fiscal 2003, the Company repurchased 17,500 shares of common stock valued at $4,000 and canceled and returned them to unissued shares.

11. Stock Options and Warrants:

The Company applies APB Opinion No. 25 in accounting for its stock options issued to employees and directors for services in the normal course, whereby compensation expense is recognized when the trading price of the stock on the date of grant is greater than the exercise price of the option granted.

At the annual shareholders meeting, the shareholders approved the 2002 Incentive Plan (‘2002 Plan”). The purpose of the 2002 Plan is to enable the Company to attract officers and other key employees and consultants and to provide them with appropriate incentives and rewards for superior performance. The number of shares of common stock that may be issued or transferred, plus the amount of shares of common stock covered by outstanding awards granted under the 2002 Plan, shall not, in the aggregate, exceed 3,000,000.

The 2002 Plan authorizes the granting of options to purchase shares of common stock, stock appreciation rights (“SARs”), limited subscription rights (“LSARs”), phantom stock, restricted shares, stock bonuses and cash bonuses. The terms applicable to these various types of awards, including those terms that may be established by the Board of Directors when making or administering particular awards, are set forth in detail in the 2002 Plan.

The Board of Directors may specify the conditions, including the period or periods of continuous employment of the optionee by the Company or any subsidiary required before the options will become exercisable. The 2002 Plan also provides that, in the event of a change in control of the Company or other similar transactions or events, each option granted under the 2002 Plan shall become fully and immediately exercisable.

Stock option activity was as follows:

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED
JULY 31, 2004 AND 2003

Options Granted Under the 2002 Plan	Number of Shares	Range of Exercise Prices
Balance at July 31, 2002	200,000		$.50
Granted	1,564,360		$.50
Canceled
	0	.
Balance at July 31, 2003	1,764,360		$.50
Granted	1,110,910		$.50
Canceled	(385,000)		$.50
Balance at July 31, 2004	2,490,270		$.50
Number of options exercisable at July 31, 2004	1,198,333
Canceled options are a result of employee
terminations or forfeitures

Options Not Granted Under the 2002 Plan	Number of Shares	Range of Exercise Prices
Balance at July 31, 2002	4,081,233	$ .27 - 1.00
Granted	715,910	$ .50
Canceled	(1,959,003)	$ .50 - 1.00
Balance at July 31, 2003	2,838,140	$ .50 - 1.00
Granted	960,000
Canceled	(2,193,410)	$ .27 - 1.00
Balance at July 31, 2004	1,604,730	$ .50 - 1.00
Number of options exercisable
at July 31, 2004	1,230,834

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED
JULY 31, 2004 AND 2003

The weighted average fair value per share of options granted in 2004 and 2003 was $0.200 and $0.145, respectively. All options granted had an exercise price greater than the current market price at the date of grant.

All Options Outstanding:

Exercise Price 2004	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at July 31, 2004
$ 0.50	3,895,000	2.90	2,229,167
$ 1.00	200,000	1.00	200,000

	4,095,000		2,429,167

Stock options have been valued using the Black-Scholes option pricing model with the following assumptions for fiscal 2004: no expected dividend yield, risk free interest rate of 2.5%, volatility ranging from 93% to 133% and option lives 3 to 7 years; and the following assumptions for fiscal 2003: no expected dividend yield, risk free interest rates ranging from 2.9% to 5.0%, volatility ranging from 133% to 137% and expected option lives ranging from 3 to 8 years.

During fiscal 2004, the Company granted warrants to purchase 580,000 shares of its common stock with an exercise price of $.50 per share under a service contract with an entity providing management advisory services. The warrants vest over a one year period and expire five years from the grant dates. At July 31, 2004, 274,167 shares could be purchased under the terms of the warrants. The value of the vested warrants has been expensed according EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” at a value $46,932. The unvested warrants are estimated to be worth $57,196, which was determined using the Black-Scholes option pricing model with the following assumptions for fiscal 2004: no expected dividend yield, risk free interest rate of 2.5%, volatility of 133% and option lives 5 years.

During fiscal 2004, the Company canceled and reissued 380,000 options to purchase shares of its common stock with an exercise price of $.50 per share under an agreement with a third party to reduce the Company’s obligation to that party by $14,005. The difference in value of the reissued options over the value of the original options is $31,074, determined using the Black-Scholes option pricing model with the following assumptions for fiscal 2004: no expected dividend yield, risk free interest rate of 2.5%, volatility of 133% and option lives 5 years. This amount is included in additional paid in capital at July 31, 2004. The difference in $31,074 and $14,005 is recorded as legal expense.

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED
JULY 31, 2004 AND 2003

12. Commitments And Contingencies:

The Company has non-cancelable operating leases for its offices, certain equipment and software that expire over the next five years.

Following is a schedule of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year without regard for renewal options:

Year ending July 31:	Operating Leases
2005	$418,236
2006	47,702
2007	8,649
2008	--
2009	--
Thereafter	--

Total minimum lease payments	$474,587

Total rent expense associated with operating leases was $454,000 and $459,000 for the years ended July 31, 2004 and 2003, respectively.

In February 2002, the Company restructured its lease for the operating system which resulted in the suspension of lease payments for the operating system until April 2003. The restructuring requires the Company to make monthly payments amounting to $10 per each shipment of the Company’s product for such month. These payments will apply to a total purchase price for the system of $1,500,000 on a pro-rata basis with each $10 payment for each CAP delivered. Therefore, for the $10 payment for each CAP delivered, approximately $3.66 will be applied to the deferred system lease obligation and the remaining $6.34 will be charged to operating lease expense.

As of July 31, 2004, accrued liabilities includes $66,600 which is the current portion of the deferred system lease obligation. Total expense associated with this lease was $85,839 and $18,598 for the years ended July 31, 2004 and 2003, respectively.

During fiscal year 2004, the former owner (and then senior manager) of a wholly owned subsidiary of the Company brought legal action against the Company seeking payment of outstanding notes payable due her. These notes payable are fully recorded in the Company’s consolidated financial statements. The Company filed a counter claim that, among other things, disputes the former owner’s claim on the basis of misrepresentations made in connection with its purchase of that entity and seeks to reverse the original transaction. As of October 2003, the former owner also took certain actions that denied the Company the ability to control that entity’s operations or access its accounting records, and effectively reassume ownership of the entity. Accordingly, the Company has discontinued consolidating the results of operations of this entity beginning with the date it lost control, which was October 31, 2003. The Company’s notes payable to the former owner amount to $226,000 at July 31, 2004 and are included in the current portion of long-term obligations. The Company’s net investment in this subsidiary at July 31, 2004, exclusive of these notes, approximates $25,000 and is included in other assets in the accompanying consolidated financial statements. Our counterclaim amounts to well over the amount accrued in our financial statements. The resolution of the dispute with the former owner is not expected to have a material adverse effect on the Company.

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED
JULY 31, 2004 AND 2003

The Company is involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company may be subject to future investigations by State Attorney Offices if consumers file complaints. At this time, we are aware of no such investigations or material complaints that would lead to an investigation. The Company thoroughly investigates any complaints and has only had one unresolved complaint out of approximately 25,000 sales in the last two fiscal years.

13. Subsequent Events:

None.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLEGE PARTNERSHIP, INC.

Date:     December 6 , 2004

By: /s/ Edward Doody --------------------------------------------------------------------- Edward Doody, President

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date:      December 6, 2004

By: /s/ Edward Doody --------------------------------------------------------------------- Edward Doody, President (Principal Executive Officer)

Date:     December 6, 2004

By: /s/ John J. Grace --------------------------------------------------------------------- John J. Grace, Executive Vice President, Chairman of the Board of Directors

Date:     December 6, 2004

By: /s/ John Schoonbrood --------------------------------------------------------------------- John Schoonbrood, Chief Financial Officer (Principal Accounting Officer)

Date:     December 6, 2004

By: /s/ Dr. Vernon R. Alden --------------------------------------------------------------------- Dr. Vernon R. Alden, Director

Date:     December 6, 2004

By: /s/ Janice A. Jones --------------------------------------------------------------------- Janice A. Jones, Executive Vice President-Corporate Development, Secretary and Director

Date:     December 6 , 2004

By: /s/ Richard N. Newton --------------------------------------------------------------------- Richard N. Newton, Director

Date:     December 6, 2004

By: /s/ Richard B Murray --------------------------------------------------------------------- Richard B. Murray, Director

EXHIBIT INDEX

Exhibit

Number Description and Location

2.1

Stock Purchase Agreement with Wayne O. Gemas. Incorporated by reference to Exhibit 2.1 of the Company’s registration statement on Form 10-SB (File No. 000-30323) filed with the Commission on April 12, 2000.

2.2

Amendments to Stock Purchase Agreement with Wayne O. Gemas. Incorporated by reference to Exhibit 2.2 of the Company's registration statement on Form 10-SB/A, Amendment No. 2 (File No. 000-30323), filed with the Commission on July 20, 2000.

2.3

Agreement to Acquire College Foundation Planners, Inc. by College Bound Student Alliance, Inc. Incorporated by reference to Exhibit 2.3 of the Company”s registration statement on Form 10-SB/A, Amendment No. 2 (File No. 000-30323), filed with the Commission on July 20, 2000.

2.4

Agreement and Plan of Reincorporation and Merger, dated May 2000, by and between College Bound Student Alliance, Inc., a Colorado corporation, and College Bound Student Alliance, Inc., a Nevada corporation. Incorporated by reference to Exhibit 2.4 of the Company”s registration statement on Form 10-KSB (File No. 000-30323), filed with the Commission on November 17, 2003.

3.1	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of the Company”s registration statement on Form 10-KSB (File No. 000-30323), filed with the Commission on November 17, 2003.

3.2

Certificate of Amendment to the Articles of Incorporation. Incorporated by reference to Exhibit 3.2 of the Company”s registration statement on Form 10-KSB (File No. 000-30323), filed with the Commission on November 17, 2003.

3.3

Certificate of Designation Establishing the Series A Cumulative Convertible Redeemable Preferred Stock of the Company. Incorporated by reference to Exhibit 3.3 of the Company”s registration statement on Form 10-KSB (File No. 000-30323), filed with the Commission on November 17, 2003.

3.4	Bylaws. Incorporated by reference to Exhibit 3.4 of the Company”s registration statement on Form 10-KSB (File No. 000-30323), filed with the Commission on November 17, 2003.

10.1

Agreement with National College Recruiting Association. Incorporated by reference to Exhibit 10.1 of the Company”s registration statement on Form 10-SB (File No. 000-30323) filed with the Commission on April 12, 2000.

10.2

Management Services Agreement with Chartwell International, Inc. Incorporated by reference to Exhibit 10.2 of the Company”s registration statement on Form 10-SB (File No. 000-30323) filed with the Commission on April 12, 2000.

10.3

Office Lease with The Intrepid Company. Incorporated by reference to Exhibit 10.4 of the Company”s registration statement on Form 10-SB (File No. 000-30323) filed with the Commission on April 12, 2000.

10.4

Employment Agreement with Rick N. Newton. Incorporated by reference to Exhibit 10.8 of the Company”s registration statement on Form 10-SB (File No. 000-30323) filed with the Commission on April 12, 2000.

10.5

Employment and Stock Option Agreement with Jerome M. Lapin dated August 9, 1999. Incorporated by reference to Exhibit 10.10 of the Company”s registration statement on Form 10-SB (File No. 000-30323) filed with the Commission on April 12, 2000.

10.8

Promissory Note to Chartwell International, Inc. dated January 28, 2000, as amended. Incorporated by reference to Exhibit 10.11 of the Company”s registration statement on Form 10-SB (File No. 000-30323) filed with the Commission on April 12, 2000.

10.7

Promissory Note to Chartwell International, Inc. dated February 1, 2000 as amended. Incorporated by reference to Exhibit 10.12 of the Company”s registration statement on Form 10-SB (File No. 000-30323) filed with the Commission on April 12, 2000.

10.8

Amendment to Agreement with National College Recruiting Association. Incorporated by reference to Exhibit 10.13 of the Company”s registration statement on Form 10-SB/A, Amendment No. 2 (File No. 000-30323), filed with the Commission on July 20, 2000.

10.9

Investment Agreement with Swartz Private Equity, LLC. Incorporated by reference to Exhibit 10.14 of the Company”s registration statement on Form 10-SB/A, Amendment No. 2 (File No. 000-30323), filed with the Commission on July 20,

10.10

Office lease with SanTom Holdings, LLC. Incorporated by reference to Exhibit 10.17 of the Company”s registration statement on Form 10-SB/A, Amendment No. 2 (File No. 000-30323), filed with the Commission on July 20, 2000.

10.11

Custom Software Development and License Agreement dated March 1, 1998 between College Resource Management, Inc., and International Business Consulting, Inc. Incorporated by reference to Exhibit 10.18 of the Company”s Annual Report on Form 10-KSB for the year ended July 31, 2000 (File No. 000-30323).

10.12	Cook Covington Operating Lease Agreement. Incorporated by reference to Exhibit 10.24 of the Company”s Annual Report on Form 10-KSB for the year ended July 31, 2000 (File No. 000-30323).

10.13

Executive Employment Agreement dated October 8, 2001 by and between CBSA and John S. Chapman. Incorporated by reference to Exhibit 10.13 of the Company”s Annual Report on Form 10-KSB for the year ended July 31, 2002 (File No. 000-30323).

10.14

Executive Employment Agreement dated October 1, 2001 by and between CBSA and Douglas C. Rother. Incorporated by reference to Exhibit 10.14 of the Company”s Annual Report on Form 10-KSB for the year ended July 31, 2002 (File No. 000-30323).

10.15	2002 Incentive Plan, a description of which is set forth in the Company”s definitive Proxy Statement filed with the Commission on April 24, 2002 (File No. 000-30323).

10.18

Monterey Financial Services, Inc. Purchase and Service Agreements. Incorporated by reference to Exhibit 10.18 of the Company”s Annual Report on Form 10-KSB for the year ended July 31, 2002 (File No. 000-30323).

10.17

Highlands Premier Acceptance Corporation Purchase, Security and Services Agreements. Incorporated by reference to Exhibit 10.17 of the Company”s Annual Report on Form 10-KSB for the year ended July 31, 2002 (File No. 000-30323).

10.18

Universal Guardian Acceptance Purchase, Servicing and Collection Agreements. Incorporated by reference to Exhibit 10.18 of the Company”s registration statement on Form 10-KSB (File No. 000-30323), filed with the Commission on November 17, 2003.

10.19	DCOFI Master LDC, 10% Secured Convertible Promissory Note. Filed herewith.

10.20	Bridges and Pipes LLC, 10% Secured Convertible Promissory Note, Filed herewith.

10.21	Working Agreement with the Quanstar Group. Filed herewith.

10.22	Employment Agreement John Schoonbrood. Filed herewith.

21

Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21 of the Company's registration statement on Form 10-SB/A, Amendment No. 2 (File No. 000-30323), filed with the Commission on July 20, 2000.

31.1	President Certification pursuant to 18 USC, Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Chief Financial Officer Certification pursuant to 18 USC, Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	President Certification pursuant to 18 USC, Section 1350, as adopted pursuant to Section 908 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Chief Financial Officer Certification pursuant to 18 USC, Section 1350, as adopted pursuant to Section 908 of the Sarbanes-Oxley Act of 2002. Filed herewith.