Form 10QSB
period 2004-10-31
COLLEGE PARTNERSHIP INC
filed 2005-01-14
CIK 1103137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31st, 2004

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                         Commission File Number 0-30323

                            COLLEGE PARTNERSHIP, INC
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
                                     ------
         (State or other jurisdiction of incorporation or organization)

                                   84-1416023
                                   ----------
                      (IRS Employer Identification Number)

       333 South Allison Parkway, Suite 100, Lakewood, Colorado 80226-3115
       -------------------------------------------------------------------
                    (Address of principal executive offices)

                                 303 - 804 0155
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock, $0.001 par value per share, outstanding as of January 12, 2005 was 28,185,573.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            COLLEGE PARTNERSHIP, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION

      Item 1.   Financial Statements                                           3

         Condensed Consolidated Balance Sheet--October 31, 2004                3
         Condensed Consolidated Statements of Operations--Three Months
         Ended October 31, 2004 and 2003.                                      4
         Condensed Consolidated Statements of Cash Flow--Three Months
         Ended October 31, 2004 and 2003                                       5
         Notes to Condensed Consolidated Financial Statements                  6

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                            9

      Item 3.   Controls and Procedures                                       18


PART II. OTHER INFORMATION

      Item 1.   Legal Proceedings                                             19

      Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds   20

      Item 3.   Defaults Upon Senior Securities                               20

      Item 4.   Submission of Matters to a Vote of Security Holders           20

      Item 5.   Other Information                                             20

      Item 6.   Exhibits, as required by Item 601 of Regulation S-B           20


                                    PART I--F1NANCIAL INFORMATION
Item 1. Financial Statements.

                              COLLEGE PARTNERSHIP, INC. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEET (Unaudited)
                                          OCTOBER 31, 2004
---------------------------------------------------------------------------------------------------
                                               ASSETS
CURRENT ASSETS:
   Cash                                                                                $    470,538
   Accounts receivable, net of allowance for doubtful accounts of $584,076                2,177,836
   Notes receivable- finance companies                                                      262,918
   Inventory                                                                                129,254
   Deferred customer contract expenses                                                      546,057
   Other current assets                                                                     487,609
                                                                                       ------------
      Total current assets                                                                4,074,212
                                                                                       ------------

LONG TERM ASSETS:
   Noncurrent accounts receivable, net of allowance for doubtful accounts of $48,124        179,437
   Property and equipment, net                                                              186,719
   Intangible and other assets, net                                                         771,728
   Goodwill, net                                                                          1,095,294
   Other assets                                                                              33,383
                                                                                       ------------
   Total Long Term Assets                                                                 2,266,561
                                                                                       ------------
     Total Assets                                                                      $  6,340,773
                                                                                       ============

LIABILITIES AND STOCKHOLERS' DEFICIT
CURRENT LIABILITIES:
   Notes payable- finance companies                                                    $  2,198,746
   Current maturities on long-term obligations                                            1,067,525
   Current maturities of long-term obligations - related parties                            208,508
   Accounts payable                                                                       2,241,398
   Accrued liabilities                                                                      628,548
   Deferred revenue                                                                       2,944,995
                                                                                       ------------
   Total Current Liabilities                                                              9,289,720
                                                                                       ------------
LONG-TERM LIABILITIES:
   Deferred system lease obligation                                                         418,289
   Long-term obligations, less current maturities                                         1,220,000
   Long-term obligations- related parties, less current maturities                           95,869
                                                                                       ------------
   Total Long- Term Liabilities                                                           1,734,158
                                                                                       ------------
   Total Liabilities                                                                     11,023,878
                                                                                       ------------
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' DEFICIT:
   Preferred stock, $.001 par value, 10,000,000 shares
     authorized; 200,000 Series A issued and outstanding                                        200
   Common stock, $.001 par value, 40,000,000 shares authorized;
     30,185,573 issued and 28,185,573 shares outstanding                                     28,186
   Additional paid-in capital                                                             4,649,078
   Accumulated deficit                                                                   (9,360,569)
                                                                                       ------------
   Total stockholders' deficit                                                           (4,683,105)
                                                                                       ------------
     Total liabilities and stockholders' deficit                                       $  6,340,773
                                                                                       ============



                           COLLEGE PARTNERSHIP, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)
                                                                   For the three months ended
                                                                  October 31,      October 31,
                                                                      2004            2003
                                                                  ------------    ------------
Revenues from student services                                    $  3,912,063    $  5,506,586

Cost of revenues                                                     2,389,572       4,277,142
                                                                  ------------    ------------
       Gross profit                                                  1,522,491       1,229,444
                                                                  ------------    ------------
Operating expenses:
   Operating costs                                                     455,155         615,997
   General and administrative expenses                                 686,930         563,997
   Depreciation and amortization                                        70,460          81,062
   Bad debt expense                                                    538,461         509,153
                                                                  ------------    ------------
                                                                     1,751,006       1,770,209
                                                                  ------------    ------------
        Income (loss) from operations before other income             (228,515)       (540,765)

Other income (expense):
Gain on unused contracts, net                                          127,329          26,569
Loss on sale of customer contracts                                    (154,841)           --
Interest income (expense), net                                          23,885          75,582
                                                                  ------------    ------------
        Net income (loss) before income tax provision                 (232,142)       (438,614)


Income tax provision                                                      --              --
                                                                  ------------    ------------
        Net income (loss)                                         $   (232,142)   $   (438,614)
Dividends on preferred stock                                             3,000           3,000
                                                                  ------------    ------------
        Net income (loss) attributable to common stockholders         (235,142)       (441,614)
                                                                  ============    ============

Net income (loss) per share attributable to common stockholders
- basic and diluted                                               $      (0.01)   $      (0.02)
Weighted average number of common shares outstanding basic and
diluted                                                             28,185,573      27,066,307



                             COLLEGE PARTNERSHIP, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the three months ended
                                                                         October 31,    October 31,
                                                                            2004           2003
                                                                         -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                                     $  (232,142)   $  (438,614)
   Adjustments to reconcile net loss to net cash provided by (used
          in) operating activities:
      Provision for doubtful accounts                                        538,461        509,153
      Depreciation and amortization                                           70,460         81,062
      Issuance of common stock for director and employee compensation                         1,710
      Issuance of options and warrants for services to third parties          22,877           --
      Deferred compensation and royalties to related parties                    --            7,065
      (Gain) loss on unused contracts                                        127,329        (26,569)
      Deferred license fees                                                     --          (15,036)
   Changes in operating assets and liabilities:
      Accounts receivable                                                   (661,331)      (806,349)
      Inventory                                                               20,541         (4,611)
      Deferred customer contract expense                                      62,214       (159,817)
      Other current assets                                                  (233,643)          --
      Other assets                                                            (8,286)          --
      Accounts payable                                                       119,071        355,140
      Accrued liabilities                                                   (125,559)        26,974
      Deferred revenue                                                       (62,761)       547,279
      Other                                                                   (9,365)        50,448
                                                                         -----------    -----------
            Net cash provided by (used in) operating activities             (372,134)   $   127,835
                                                                         -----------    -----------

Cash flows from investing activities:
      Disposition/purchase of property and equipment                           8,539        (19,075)
                                                                         -----------    -----------
            Net cash provided by (used in) investing activities          $     8,539    $   (19,075)


Cash flows from financing activities:
      Proceeds from financing of contracts                                 2,803,040      1,085,651
      Payments on financial contracts                                     (1,821,360)    (1,343,879)
      Amounts due from financial contracts                                   (42,436)        10,490
      Payments on long term obligations                                     (332,879)       (50,714)
      Proceed from long term obligations - related parties                                   16,424
      Payments on long term obligations - related parties                    (32,503)          (865)
      Dividend payments- preferred stock                                      (3,000)        (3,000)
                                                                         -----------    -----------
            Net cash provided by (used for) financing activities         $   570,862    $  (285,893)


Net increase (decrease) in cash and cash equivalents                         207,267       (177,133)

Cash and cash equivalents, beginning of period                               263,271        537,478
                                                                         -----------    -----------
Cash and cash equivalents, end of period                                 $   470,538    $   360,345
                                                                         ===========    ===========

Supplemental disclosure of cash flow information:
Income taxes                                                             $         0    $         0
Interest paid                                                            $   108,256    $   176,347
                                                                         ===========    ===========


                                              5

                            COLLEGE PARTNERSHIP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Three Months ended October 31, 2004 and 2003
                                   (Unaudited)


NOTE 1--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements ("the Interim Financial Statements") include the accounts of College Partnership, Inc. and its wholly owned subsidiary, collectively referred to as "College Partnership" or the "Company". All inter-company balances and transactions have been eliminated.

     These Interim Financial Statements are expressed in US dollars and are based upon accounting policies and methods of their application consistent with those used and described in the Company's annual consolidated financial statements. The Condensed Consolidated Financial Statements do not include all of the financial statement disclosures included in the annual financial statements prepared in accordance with United States generally accepted accounting principles ("US GAAP") and therefore should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2004.

     The information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Certain amounts for prior periods have been reclassified to conform to the October 31, 2004 presentation. The operating results for the three months ended October 31, 2004 are not necessarily indicative of the results expected for any succeeding quarter or the entire fiscal year ending July 31, 2005.


NOTE 2--ACCOUNTING POLICIES

Recent Accounting Pronouncements - In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

Net loss attributable to common stockholders - basic and diluted is computed based on the weighted average number of shares of common stock outstanding during the year. Basic loss attributable to common stockholders and diluted loss attributable to common stockholders - assuming dilution, are the same for the first quarter ended October 31, 2003 because of the antidilutive effect of stock options and awards when there is a net loss. As of October 31, 2004 the Company had outstanding 4,645,000 options, respectively, to purchase shares of its common stock and there are 2,000,000 shares of common stock held in escrow as collateral for a note payable that are not considered to be outstanding common stock. Both amounts could potentially dilute basic earnings per share in the future.

Stock-Based Compensation - As permitted under the SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for its stock-based compensation for options issued to its employees and directors in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are included below as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have increased to the pro forma amounts as indicated below:

                                                       October 31,   October 31,
                                                           2004          2003
-----------------------------------------------        -----------   -----------
Net Income (loss) as reported                           $(235,142)    $(441,614)
Current period expense calculated under APB 25          $    --       $    --
Pro-forma compensation expense                          $ (78,817)    $    --
                                                        ---------     ---------
Pro-forma net loss                                      $(313,959)    $(441,614)
                                                        =========     =========
Net Income (loss) per share - basic and diluted         $   (0.01)    $   (0.02)
                                                        =========     =========

The above pro forma disclosures are not necessarily representative of the effect on the reported net income or loss for future periods because options vest over several years and additional awards are generally made each year. During the first quarter the Company granted 500,000 stock option with lives ranging from 4 to 8 years, at an exercise price of $.50. The per share weighted average fair value of stock options granted during the three months ended October 31, 2004 was $0.158 using the Black-Scholes option pricing model with the following assumptions: no expected dividend yield, risk free interest rate of 2.57% and volatility of 130%.


NOTE 3--NOTES PAYABLE FINANCE COMPANIES

In January of 2004, the Company entered into a Purchase Agreement ("the Agreement") with one of its financing companies under which customer contracts may, at the finance companies option, be purchased by it. Such purchases become final without recourse following specified payments by the customer subsequent to the sale of the contract. Effective February 2004, all outstanding customer contracts which collateralized borrowings from this finance company immediately prior to the execution of the Agreement have been purchased by this entity under the terms of the Agreement.

Once all recourse to the purchased contracts expires the Company eliminates its related note obligation to the finance company, as well as the associated contract balance in accounts receivable. The Company incurred a discount of $154,841 during the first quarter associated with the sale of customer contracts.


NOTE 4--CONTINGENCY

The former owner of a wholly owned subsidiary has brought legal action against the Company seeking payment of outstanding notes payable. These notes payable are fully recorded in the Company's condensed consolidated financial statements. The Company has filed a counter claim disputing the former owner's claim due to misrepresentations in the sale of the subsidiary to the Company. The former owner took action to assume responsibility for this subsidiaries operations and accounting records as of October 3, 2003. Effective as of the beginning of the second quarter of fiscal 2004, the Company has discontinued consolidating the results of this subsidiary.

The Company's notes payable to the former owner of $226,000 are included in the current portion of long-term obligations. The Company's net investment in this subsidiary at October 31, 2004, exclusive of these notes, approximates $25,000. The resolution of the dispute with the former owner is not expected to have a material adverse effect on the Company.


NOTE 5 --SUBSEQUENT EVENT

On December 16, 2004, our Board of Directors approved the acquisition of Waldrop Enterprises Inc. The closing of the transaction is expected to occur in January 2005, and at that time the transaction is expected to be completed. The transaction was disclosed on Form 8-K on December 22, 2004, and as amended on Form 8-K/A on December 30, 2004.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

     We are an education and full service college preparation company, offering students and their families resources and services to help them discover and achieve their career and educational goals. Our objective is to provide educational resources that will help families reduce college costs, save time, decrease family stress and identify the best colleges for the student. Specifically, we provide information services to high school students to assist in career planning, college course selection, college selection, college entrance testing, study skills, and searches for merit awards and financial aid. These deliverables consist of printed materials, videocassettes, and test preparation, college major and career assessment software and databases accessed through CD-ROM or the Internet.

     We market our services through scheduled seminar workshops held throughout the United States, through direct sales representatives and through our Website. The majority of our services are sold as a bundled package referred to as the College Action Plan, or "CAP." We believe our proprietary databases, instructional materials and services are among the finest in the industry and are economically priced. Our customers, typically the parents of high school students, purchase the College Action Plan either by making a cash or credit card payment or by installment note.

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

Market Assessment

     Consumer demand is strong for professional, high quality assistance in helping high school students identify, prepare for and gain acceptance into college. University attendance is at an historic high with more than 15 million students enrolled, and the number of attendees is expected to grow fueled by the number of so-called "Echo Boomers," the children of the baby boomers, reaching college age. Approximately, 4 million students enter high school each year and become candidates searching for the "right" college or vocational school. The cost of a university education is also continually increasing, to over $30,000 a year at many private universities. At the same time competition for acceptance at many colleges has intensified. Accordingly, families are becoming increasingly aware of the need to prepare carefully for all aspects of the college admissions process.

     According to College Board, student aid reached a record level of more than $122 billion in 2004. This includes grants that students receive from their colleges and private sources, student and parent education loans, work-study and federal education tax credits. The complexity and confusion in accessing these funds continues to be a challenge for the average family. Over the past five years, we have assisted tens of thousands of students in navigating the financial aid process with tools to (1) help establish or increase financial aid eligibility and (2) determine which colleges have the best merit-aid availability, regardless of family capability. Additional program services include preparation for college entrance testing, helping the student identify their optimal college or university, identify their career objective with attitudinal profile testing, make informed college and course selections based on academic qualifications and proprietary databases.

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

     We have developed the College Action Plan to achieve two important objectives. Our first objective is to educate and support the student and his or her family in discovering what they are looking for in a college education. By helping our students identify their personal goals and desires, we can then match each student with the "right" college or university. Our second objective is to take into account a family's finances, because choosing the "right" college also involves affordability. Our program is designed to not only identify colleges and universities that meet the family's preferences and desires, but to also find schools they can afford. We believe this second objective, which is not addressed by most of our competitors, provides us with a significant competition advantage.

Student Athlete Promotion

     We also provide a service that promotes students for athletic scholarships to prospective colleges and universities. We provide this service through our national network of local "scouts" that work with student athletes and their parents.

Sales and Marketing

     We have been selling our core services for over ten years through weekend workshops held in approximately 140 locations in the first quarter throughout the United States. Our weekend workshops generally last one hour and there is no cost to attend. Over 860 workshops were given in the three months ended October 31, 2004, and approximately 11,000 families attended.

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

     We believe that the principal competitive factors in our primary market include the following: brand recognition; ability to demonstrate measurable results; overall quality of user experience with our program and services; quality of materials and workshop advisors; alignment of offerings with specific needs of students and parents; and value and availability of our services. We believe that our primary competitive advantages are the breadth of services incorporated into our CAP program, a focus on matching a families' income with college tuition costs, the economic value of our CAP program, and our marketing methods.


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


Employees

     As of October 31, 2004 we had approximately 62 employees, of which 54 were employed full time. In addition, we contract with approximately 100 sales representatives located throughout the United States.

Results of Operations

Comparison of Results of Operations for the Three Month Periods Ended October 31, 2004 and 2003.

Revenues

Our total revenues decreased by $1,594,523 (or 29%) from $5,506,586 in the three months ended October 31, 2003, to $3,912,063 for the three months ended October 31, 2004. The decrease was attributable to a less productive response to our direct mail campaign than in the first quarter of our fiscal 2004 and to a reduced mail volume. We have initiated a redesign of our direct mail related literature and are testing the effectiveness of this literature. Furthermore, we are testing the effectiveness of radio advertisement to enhance the direct mail response, and to potentially replace direct mail in certain markets. We believe the results, if any, of these initiatives will start impacting our third fiscal quarter at the earliest.

Cost of revenues

Cost of revenues decreased 44% from $4,277,142 in the three months ended October 31, 2003, to $2,389,572 in the three months ended October 31, 2004. The decrease is mainly the result of a cut back in the volume of our direct mail campaign by eliminating statistically non-responsive target groups. We also reduced the average cost per mail piece by approximately 20% by switching to a more cost efficient vendor.

Gross Profit

Gross profit increased 24% from $1,229,444 in the three months ended October 31, 2003, to $1,522,491 in the three months ended October 31, 2004. The increase reflects cost reduction in excess of revenue reduction, thus increasing gross profit percentage from 22% to 39%.

Operating cost

Operating costs decreased 26% from $615,997 in the three months ended October 31, 2003, to $455,155 in the three months ended October 31, 2004. The decrease reflects a general trend in replacing operating staff with more broadly qualified employees, whose operating activities are harder to distinguish from their general and administrative activities. Their expenses are thus classified as general and administrative.

General and administrative

General and administrative expenses increased 22% from $563,997 in the three months ended October 31, 2003, to $686,930 in the three months ended October 31, 2004. The increase is fully offset by the operating cost decrease.

Depreciation and amortization

Depreciation and amortization expenses decreased 13% from $81,062 in the three months ended October 31, 2003 to $70,460 in the three months ended October 31, 2004. The decrease reflects decreasing investments in Property and Equipment.

Bad debt expense

Bad debt expense increased 6%, from $509,153 in the three months ended October 31, 2003, to $538,461 in the three months ended October 31, 2004. The increase reflects a higher risk profile of the extended credit terms provided to certain customers. We offer four, sixteen and thirty nine month terms to customers. In the three months ended October 31, 2003, we offered four and twelve month credit terms, which were substantially shorter than what we offer currently. Credit acceptance is not based on a credit check because we want to make our services available to as many customers as possible. This policy can be justified by the relatively low marginal cost per unit. The higher risk profile increased the bad debt expense from 9% of revenues, to 14%.

Gain on unused contracts

The gain on unused contracts increased 379% from $26,569 in the three months ended October 31, 2003, to $127,329 in the three months ended October 31, 2004. Certain services are provided at the option of the customer. Historically, 32% of our customers never requested these services. We recognize in income the deferred revenue (net of the related deferred expense) associated with these unused contracts over a period of time beginning the second half of the student's senior year, when most applications are finalized and the need for our services diminish. Certain contracts, which were entered into shortly before graduation, are considered to be fully used not earlier than 6 months after signing of the contract.

Loss on sale of customer contracts

Loss on sale of customer contracts amounted $154,841 in the three months ended October 31, 2004. We started selling customer credit contracts to third parties in February 2004. These non-recourse sales occur at a discount versus the book value, which results in the loss. There was no loss or gain on sale of customer contracts during the same period in the prior fiscal year.

Interest income (expense), net

Net interest income decreased 68%, from $75,582 in the three months ended October 31, 2003, to $23,885 in the three months ended October 31, 2004. The decrease results from the interest expense on the convertible note payable and from an accelerated sale of accounts receivable, thus collecting less interest income from our customers.

Income tax provision

Since we recorded substantial losses in prior periods no income tax provisions were recorded for the three months ended October 31, 2004.

Dividends on preferred stock

Dividends on preferred stock were unchanged at $3,000.

Net loss attributable to common stockholders

Net loss attributable to common stockholders amounted to $235,142 in the three months ended October 31, 2004, or ($0.01) per common share, compared to a net loss of $441,614, or ($0.02) per common share for the three months ended October 31, 2003.

Liquidity and Capital Resources

Available cash increased 79%, from $263,271 on July 31, 2003, to $470,538 on October 31, 2004. Working capital (current assets less current liabilities) decreased 7% from a $4,855,661 deficit on July 31, 2003, to a $5,215,508 deficit on October 31, 2004. Stockholders' equity increased from a deficit of $4,470,839 at July 31, 2004, to a deficit of $4,683,105 at October 31, 2004, as a result of the net loss for the three-month period ended October 31, 2004.

As reflected in our Consolidated Statement of Cash Flows, operating activities used $372,134 net cash in the three months ended October 31, 2004, compared to $127,835 provided in the same period a year earlier. Net cash provided by investing activities was $8,539 in the three months ended October 31, 2004, compared to $19,075 used in the same period in 2003. Net cash provided by financing activities was $570,862 in the three months ended October 31, 2004, compared to $285,893 used in the same period in 2003.

Our primary sources of liquidity and capital resources historically have been principally financing of contract receivables and cash generated from other financing and operating activities. Cash used for payment of operating costs has offset these sources of cash flows. A portion of the costs and operating deficits incurred for fiscal 2004 and the three months ended October 31, 2004 were funded by financing of our customer contract receivables, the issuance of convertible promissory notes for $500,000, deferral of a portion of certain executive compensation and extended terms provided by our vendors.

While no assurances can be provided, based on planned expansion and improvement of our direct marketing campaigns to increase workshop attendance, the effective use of the internet as both a marketing and product delivery medium and as a result of planned new marketing and sales initiatives, we expect revenue from the College Action Plan services to increase in the second half of fiscal 2005. On December 22, 2004, we announced the acquisition of Waldrop Enterprises Inc, which is anticipated to close in January 2005. We continue to evaluate potential acquisitions to broaden our product range and management resources.

During fiscal 2004, and continuing to the date of this report, we began to experience a decline in the rate of workshop attendance due to, we believe, the weakness in the economy, delayed mail campaigns, use of direct mail marketing lists and related literature that has proven to be less effective than that employed in prior periods. These factors have resulted in continuing revenue declines in the three months ended October 31, 2004.

We believe that we have identified the issues and that we took corrective actions. We have, or are in process of reducing and better targeting our direct mail campaign, decreasing the cost per mail piece, adjusting our workforce and renegotiating our office leases. However, if we continue to experience losses, it will have a negative impact on our ability to fund our aggressive marketing program and could curtail not only our initiatives required to improve our performance, but also future planned operations and growth.

As reflected in the accompanying consolidated financial statements, we have continued losses from operations, negative working capital and a stockholders' deficit. These matters raise doubt about our ability to continue as a going concern.

In view of the matters described in the preceding paragraph recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon our continued operations, which, in turn, is dependent upon our ability to continue to raise capital and generate positive cash flows from operations.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.

Management plans to take, or has taken, the following steps that it believes will be sufficient to provide us with the ability to continue in existence. We are seeking to acquire future alternative senior debt, subordinated debt and/or equity financing. There is no guarantee we will be successful in attracting such funding. Management believes the terms and conditions of alternative financing on senior debt would be better than the existing credit facility with the finance companies. However, terms may not be as beneficial to us on the subordinated debt or the sale of equity securities as might otherwise be expected in normal circumstances because of historical losses experienced by us. In addition, we are developing alternate marketing channels to improve profitability.

Based on the planned increase in revenues and improvement in operating performance, as well as anticipated availability of additional funding, either through equity or debt, management believes the Company will be able to continue operations for the fiscal 2005 year.

Factors Affecting Our Business and Prospects

     Revenues and operating results may not be comparable to future periods. A substantial portion of the costs relating to the generation of revenues is recognized as an operating cost when incurred and therefore has had the effect of increasing operating costs before the related revenues were recognized. Accordingly, operating results of each quarter are not necessarily indicative of future or past quarters as the number of new contracts signed does not coincide with the number of contracts under which product was delivered. In addition, management believes that our business is somewhat seasonal with average customer contract signings declining in the period beginning at Thanksgiving and ending at the New Year's Holiday and during the summer school vacation period.

     There can be no assurance that we will continue to grow at historical rates or at all. Our ability to increase prices, generate increased revenue and achieve profitability will depend upon our ability to increase sales through development and/or acquisition of new products and services, expanding the number of sales representatives, and further developing our direct marketing campaigns to increase attendance at our workshops. Expansion and development of existing and additional marketing and distribution channels depends, in part, upon our ability to secure additional financing, technology, expertise and staff.

     There can be no assurance that we will become profitable in our fiscal 2005 and generate sufficient cash from operations. The negative factors which contributed to our decrease revenues have continued into the second quarter of 2005. We believe that we have identified the issues and are taking corrective actions. However, if we continue to experience losses, it will have a negative impact on our ability to fund our aggressive marketing program and could curtail not only our initiatives required to improve our performance, but also future planned operations, and growth.

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

     Adverse weather and other conditions can negatively impact our ability to attract customers to workshops. Hurricanes, snowstorms, flu or other health related epidemics, and terrorist threats and attacks are conditions which can reduce our workshop attendance.

     We depend on a limited number of specialized third-party service and product providers. This dependence increases our business risk.

     We may be subject to future investigations by State Attorney Offices if consumers file complaints. At this time, we are aware of no such investigations or material complaints that would lead to an investigation. We thoroughly investigate any complaints and have only had one unresolved complaint out of approximately 30,000 sales in the last two fiscal years.

Item 3. Controls and Procedures.

     As of July 31, 2001, we carried out an evaluation, under the supervision and with the participation of our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Based on this evaluation, we have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that management would be alerted to material information required to be included in our periodic SEC filings other than the issue discussed below.

     Management has identified certain weaknesses which were attributable to a lack of appropriate accounting staff, and management information systems to support our timely reconciliation and review of accounts, resulting in a delay in the filings with the Securities and Exchange Commission. We have recognized these weaknesses in our internal controls, which we believed to have occurred as a result of a substantial growth in our revenues, and the consolidation of accounting functions in Colorado. In response to this recognition, we have hired new support staff, both temporary and permanent, and have implemented changes in our management information systems to improve the timeliness of our closing process. We have completed making modifications to our current accounting system. This will allow us to have a timely close in the foreseeable future. In the meantime however, we recognize that we need to significantly upgrade our system and we have begun defining our requirements.

     There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions other than the material control weakness discussed above.

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


                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

     During fiscal 2004, the former owner and then senior manager of a wholly owned subsidiary of our company brought legal action against us seeking payment of outstanding notes payable. These notes payable are fully recorded in our consolidated financial statements. We filed a counter claim that, among other things, disputes the former owner's claim due on the basis of misrepresentations made in connection with our purchase of that entity and seeks to reverse the original transaction. As of October 2003, the former owner also took certain actions that denied us the ability to control that entity's operations or access its accounting records, and effectively re-assumed ownership of the entity. Accordingly, we have discontinued consolidating the results of operations of this entity beginning with the date we lost control. Our notes payable to the former owner amount to $226,000 and are included in the current portion of long-term obligations. Our net investment in this subsidiary at October 31, 2004, exclusive of these notes, approximates $25,000 and is included in Other Assets in the accompanying financial statements. A negative resolution of the dispute is not expected to have a material adverse effect on our operations.

     In addition to the above, we are involved in claims, legal actions, regulatory inquiries and interpretations arising in the ordinary course of our business, the resolution of which is not expected to have a material effect on our financial position or results of operations.

     We may be subject to future investigations by State Attorney Offices if consumers file complaints. At this time, we are aware of no such investigations or material complaints that would lead to an investigation. We thoroughly investigate any complaints and have only had one unresolved complaint out of approximately 30,000 sales in the last two fiscal years.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8K

     a. Exhibits

          31.1 President Certification pursuant to 18 USC, Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
          31.2      Chief Financial Officer Certification pursuant to 18 USC,
                    Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
          32.1 President Certification pursuant to 18 USC, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
          32.2      Chief Financial Officer Certification pursuant to 18 USC,
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

     b. Reports on Form 8K

        Financial results:    On December 14, 2004, the Company furnished a
                              Report on Form 8-K, thereof, to furnish a press release announcing the Company's financial results for the fiscal year ended July 31, 2004.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


College Partnership, Inc.
/s/ Edward Doody

Date January 13, 2005
Edward Doody
President

/s/ John Schoonbrood
Date January 13, 2005
John Schoonbrood
Chief Financial Officer