Form 10QSB
period 2005-01-31
COLLEGE PARTNERSHIP INC
filed 2005-03-23
CIK 1103137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31st, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

Commission File Number 0-30323

COLLEGE PARTNERSHIP, INC
(Exact name of small business issuer as specified in its charter)
                Nevada                                                          84-1416023
  (State or other jurisdiction of incorporation or organization)                                     (IRS Employer Identification Number)

333 South Allison Parkway, Suite 100, Lakewood, Colorado 80226-3115
(Address of principal executive offices)

303 - 804 0155
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 11, 2005 was 32,055,672.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

i

COLLEGE PARTNERSHIP, INC.

ii

PART I—F1NANCIAL INFORMATION
Item 1. Financial Statements.
COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited) January 31, 2005
ASSETS
CURRENT ASSETS:
Cash	$ 218,207
Accounts receivable, net of allowance for doubtful accounts of $528,108	1,664,209
Notes receivable- finance companies	263,674
Inventory	109,501
Deferred customer contract expenses	445,222
Other current assets	282,529
Total current assets	2,983,342

LONG TERM ASSETS:
Noncurrent accounts receivable, net of allowance for doubtful accounts of $132,207	432,081
Property and equipment, net	248,410
Intangible and other assets, net	1,656,498
Goodwill, net	3,169,102
Other assets	33,383
Total Long Term Assets	5,539,474
Total Assets	$8,522,816

LIABILITIES AND STOCKHOLERS' DEFICIT
CURRENT LIABILITIES:
Notes payable- finance companies	$1,923,040
Current maturities on long-term obligations	1,224,261
Current maturities of long-term obligations - related parties	147,993
Accounts payable	2,583,708
Accrued liabilities	744,094
Deferred revenue	2,851,133
Total Current Liabilities	9,474,229
LONG-TERM LIABILITIES:
Deferred system lease obligation	418,289
Long-term obligations, less current maturities	1,534,671
Long-term obligations- related parties, less current maturities	258,195
Total Long- Term Liabilities	2,211,155
Total Liabilities	11,685,384
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 10,000,000 shares authorized;
200,000 Series A issued and outstanding	200
2,200,000 Series B Convertible issued and outstanding	2,200
Common stock, $.001 par value, 40,000,000 shares authorized;
34,007,061 issued and 32,007,061 shares outstanding	32,008
Additional paid-in capital	7,242,396
Shares issued for prepaid expenses - related party	(99,186)
Accumulated deficit	(10,340,187)
Total stockholders' deficit	(3,162,569)
Total liabilities and stockholders' deficit	$8,522,816

1	1

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31,		Six months ended January 31,	
	2005	2004	2005	2004
Revenues from educational services	$ 3,922,978	$4,148,343	$ 7,835,040	$9,654,929
Cost of revenues	3,019,476	3,371,651	5,409,047	7,648,793
Gross profit	903,502	776,692	2,425,993	2,006,136
Operating expenses:				
Operating costs	542,479	557,618	997,633	1,188,579
General and administrative expenses	771,377	429,890	1,458,308	978,923
Depreciation and amortization	80,363	72,570	150,823	153,632
Bad debt expense	454,762	338,666	993,223	847,819
	1,848,981	1,398,744	3,599,987	3,168,953
Loss from operations before other income	(945,479)	(622,052)	(1,173,994)	(1,162,817)
Other income (expense):				
Gain on unused contracts, net	122,571	34,707	249,899	61,276
Loss on sale of customer contracts	(155,445)	-	(310,286)	-
Interest income (expense), net	1,737	45,107	25,622	120,689
Loss before income tax provision	(976,616)	(542,238)	(1,208,759)	(980,852)
Income tax provision	-	-	-	-
Net loss	(976,616)	(542,238)	(1,208,759)	(980,852)
Dividends on preferred stock	3,000	3,000	6,000	6,000
Net loss attributable to common stockholders	$ (979,616)	$ (545,238)	$(1,214,759)	$ (986,852)
Net loss per share attributable to common stockholders – basic and diluted	$ (0.03)	$ (0.02)	$ (0.04)	$ (0.04)
Weighted average number of common shares outstanding basic and diluted	28,684,027	27,075,307	28,434,800	27,074,524

2	2

COLLEGE PARTNERSHIP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended January 31, 2005 and 2004
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (“the Interim Financial Statements”) include the accounts of College Partnership, Inc. and its wholly owned subsidiaries, collectively referred to as “College Partnership” or the “Company”. All inter-company balances and transactions have been eliminated.

These Interim Financial Statements are expressed in US dollars and are based upon accounting policies and methods of their application consistent with those used and described in the Company’s annual consolidated financial statements. The Condensed Consolidated Financial Statements do not include all of the financial statement disclosures included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and therefore should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended July 31, 2004.

The information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Certain amounts for prior periods have been reclassified to conform to the January 31, 2005 presentation. The operating results for the three and six months ended January 31, 2005 are not necessarily indicative of the results expected for any succeeding quarter or the entire fiscal year ending July 31, 2005.

As reflected in the accompanying consolidated financial statements, the Company has losses, negative cash flows from operations and negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

Management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. Through March 23, 2005, the Company has converted approximately $380,000 in obligation to stock, and raised $250,000 through the issuance of a note. We anticipate raising additional equity funds of up to $750,000, of which $250,000 will be used to redeem the note. The net of $500,000 will be used to fund any capital shortfalls. Management has decreased expenses by decreasing staff and office space. Management has streamlined its operation and is increasing the size of the direct mail campaign, which are anticipated to increase gross profit margins.

NOTE 2—ACCOUNTING POLICIES

Recent Accounting Pronouncements - In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. College Partnership currently files as a small business issuer. The company is currently evaluating the impact of this proposed standard on its financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-An Amendment of ARB. No. 43, Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that”… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so normal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company has evaluated the impact of the adoption of SFAS No. 151 and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

3	3

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB statements No. 66 and 67”. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. The Company has evaluated the impact of the adoption of SFAS No. 152 and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

The December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary assets - an amendment of APB Opinion No. 29”. This Statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has evaluated the impact of the adoption of SFAS No. 153 and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

Disclosures about Segments of an Enterprise: In October 2004, the EITF reached a consensus on EITF Issue 04-10, “Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds”. Paragraph 19 of FASB Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information”, indicates that operating segments that do not meet the quantitative thresholds included in paragraph 18 of Statement 131 may be combined with information about other operating segments that also do not meet these quantitative thresholds to produce a reportable segment if they share a majority of the aggregation criteria listed in paragraph 17 of Statement 131. A question has arisen in practice regarding how the “similar economic characteristics” criteria in paragraph 17 should be taken into consideration when applying the guidance in paragraph 19. The Task Force reached a consensus that the operating segments that do not meet the quantitative thresholds in paragraph 18 of Statement 131 can be aggregated if (1) aggregation is consistent with the objective and basic principles of Statement 131, (2) the segments have similar economic characteristics, and (3) the segments share a majority of the following aggregation criteria (those included in paragraph 17 of Statement 131): (a) the nature of the products and services, (b) the nature of the production processes, (c) the type or class of customer for their products and services, (d) the methods used to distribute their products or provide their services, and (e) if applicable, the nature of the regulatory environment, for example, banking, insurance, or public utilities. The Company’s activities meet all requirements for aggregation into one reportable segment. Adoption of Issue No. 04-10 did not have an impact on the Company’s disclosures about segments of the enterprise.

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

Net loss attributable to common stockholders - basic and diluted is computed based on the weighted average number of shares of common stock outstanding during the year. Basic loss attributable to common stockholders and diluted loss attributable to common stockholders - assuming dilution, are the same for the first quarter ended January 31, 2005 because of the antidilutive effect of stock options and awards when there is a net loss. As of January 31, 2005 the Company had outstanding 5,160,000 options and warrants to purchase shares of its common stock and there are 2,000,000 shares of common stock held in escrow as collateral for a note payable that are not considered to be outstanding common stock. The 2,200,000 Series B convertible preferred shares can be converted into 2,200,000 common shares. These amounts could potentially dilute basic earnings per share in the future.

4	4

Stock-Based Compensation - As permitted under the SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock-based compensation for options issued to its employees and directors in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are included below as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have increased to the pro forma amounts as indicated below:

	Three months ended		Six months ended
	31-Jan-05	31-Jan-04	31-Jan-05	31-Jan-04
Net Income (loss) as reported	($979,616)	($545,238)	($1,214,758)		($986,852)
Current period expense calculated under APB 25	-	-	-		-
Pro-forma compensation expense	($198,097)	($2,500)	($276,914)		($2,500)
Pro-forma net loss	($1,177,713)	($547,738)	($1,491,672)		($989,352)
Net Income (loss) per share - basic and diluted	($0.04)	($0.02)	($0.05)		($0.04)

The above pro forma disclosures are not necessarily representative of the effect on the reported net income or loss for future periods because options vest over several years and additional awards are generally made each year. During the second fiscal quarter the Company granted 1,350,000 stock options with lives ranging from 4 to 8 years, at an exercise price of $0.50. The per share weighted average fair value of stock options granted during the three months ended January 31, 2005 was $0.147 using the Black-Scholes option pricing model with the following assumptions: no expected dividend yield, risk free interest rate of 3.25% and volatility of 130%.

NOTE 3— ACQUISITION

Waldrop Enterprises Inc.

On December 16, 2004, College Partnership, Inc. entered into a Share Exchange Agreement with Waldrop Enterprises Inc., for 100% ownership. On January 15, 2005, the transaction closed. Currently Waldrop Enterprises does business as Vision Direct Marketing, Inc. or “VDMI”.

Terms of the agreement consisted of a purchase price of $3,217,957 with an issuance of 2,200,000 Series B Convertible Preferred Shares (which management estimates to have a fair value of approximately $2,200,000) and assumption of all liabilities.

The purchase price for each Series B preferred share was $1.00, and the conversion ratio for the Series B preferred shares to common shares is 1 to 1. The cumulative dividend rate is 6%. The Series B preferred stockholders are entitled to vote as common stock except where a separate class vote is required by law. The Series B preferred shareholders may at anytime elect to convert their preferred shares into common stock and the Company has the right to call the Series B preferred shares after 5 years.

Vision Direct Marketing is a full-service direct marketing company that provides marketing and call center services for clients with high-value products and services. Vision Direct Marketing is the exclusive distributor for the Verbal Advantage product line and owns a 39.9% interest in the company owning the Verbal Advantage intellectual property with an option to purchase the remaining interest. The call center capabilities and marketing expertise are the major factors in the recognition of goodwill, and the distribution agreement is the most important intangible asset acquired.

The results from operations of Vision Direct Marketing have been included in College Partnership, Inc.’s consolidated results in the reported period ended January 31, 2005. The effective date of the consolidation was December 1, 2004.

We have engaged an independent appraisal firm who has provided us with a preliminary report of valuation of the assets acquired and the consideration paid in the Vision Direct Marketing acquisition, and which is subject to final review. Their recommendations in their preliminary report have been included in the accompanying financial statements. Any adjustment to these preliminary values will be reported as a change in estimate. Specifically, the valuation of the consideration and the fair market value of the exclusive distribution agreement need further review.

5	5

The customer list valued at $80,000 was assigned a useful life of 2 years. The employment agreements valued at $67,500 were assigned a useful life of 5 years. The fair market value of the exclusive license agreement is estimated at $270,000 with a 6 year useful life.

Proformas	For the 3 months ended 1/31/05			For the 3 months ended 1/31/04		
	CPI	VDMI	Pro Forma	CPI	VDMI	Pro Forma
Revenues	3,084,596	1,138,158	4,222,754	4,148,343	763,302	4,911,645
Income Before Extraordinary Items	(1,018,745)	8,759	(1,009,986)	(545,238)	7,157	(538,081)
Cumm Effect of Accounting Changes	-	-	-	-	-	-
Dividend on Issued Preferred Stock	(33,000)			(33,000)		
Net Income for Common Shareholders	(1,018,745)	8,759	(1,009,986)	(545,238)	7,157	(538,081)
EPS			$ (0.04)			$ (0.02)

Proformas	For the 6 months ended 1/31/05			For the 6 months ended 1/31/04		
	CPI	VDMI	Pro Forma	CPI	VDMI	Pro Forma
Revenues	6,996,658	2,099,490	9,096,148	9,654,929	1,303,185	10,958,114
Income Before Extraordinary Items	(1,253,888)	(74,693)	(1,328,581)	(986,852)	(100,211)	(1,087,063)
Cumm Effect of Accounting Changes	-	-	-	-	-	-
Dividend on Issued Preferred Stock	(66,000)	-	(66,000)	(66,000)	-	(66,000)
Net Income for Common Shareholders	(1,319,888)	(74,693)	(1,394,581)	(1,052,852)	(100,211)	(1,153,063)
EPS			$ (0.05)			$ (0.04)

6	6

NOTE 4—CONTINGENCY
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

The Company's notes payable to the former owner of $226,000 are included in the current portion of long-term obligations. The Company's net investment in this subsidiary at January 31, 2005, exclusive of these notes, approximates $25,000. The resolution of the dispute with the former owner is not expected to have a material adverse effect on the Company.

NOTE 5 —SUBSEQUENT EVENTS
Subsequent to January 31, 2005, 48,611 common shares have been issued for employee compensation, for director compensation, and for dividend payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This prospectus contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding, among other things, (a) our expectations about product development activities, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” in the Form 10-KSB that accompanies this prospectus as well as in this prospectus generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this prospectus generally. In light of these risks and uncertainties, the events anticipated in the forward-looking statements may not occur.

OUR BUSINESS

We are a consumer education and full-service college planning and preparation company, offering students and their families resources and services to help them discover and achieve their career and educational goals. Our objective is to provide educational resources that will help families reduce college costs, save time, decrease family stress, and identify the best colleges for the student. Specifically, we provide information services to high school students to assist in career planning, college course selection, college selection, college entrance testing, study skills, and searches for merit awards and financial aid. These deliverables consist of printed materials, video cassettes, and test preparation, college major and career assessment software and databases accessed through CD-ROM or the Internet.

Approximately 75% of our services are currently sold as a bundled package referred to as the College Action Plan, or “CAP”. We market these services through scheduled seminar workshops held throughout the United States, through direct sales representatives and through our Web Site. We believe our proprietary databases, instructional materials and services are among the finest in the industry and are economically priced. Our customers, typically the parents of high school students, purchase the College Action Plan either by making a cash or credit card payment or by installment note. Our CAP services fill an important need for secondary students and their parents. In most communities, these services are not adequately-provided either in the secondary schools or by other industry participants who generally only specialize in a portion of the services we provide.

The Verbal Advantage product line, which was acquired with the acquisition of VDMI, is comprised of audio programs that assist our customers to improve their vocabulary, grammar, communication, and negotiation skills. The Verbal Advantage products are promoted via local and national radio and print advertising and are sold through our call center and website.

Our third business line is Student Athlete Promotion, or SAP, in which we provide a service that promotes students for athletic scholarships to prospective colleges and universities. We provide this service through our national network of local scouts that work with the student athletes and their parents. Our SAP business accounts for less than 2% of our business volume.

We initially went public in January 1998 and changed our name to College Partnership, Inc. in May 2003. Our executive offices are located in Lakewood, Colorado, sales and marketing services are performed in Aliso Viejo, CA office and student coaching and reservation services are in the Dallas, Texas metropolitan area. As of January 31, 2005 we had approximately 88 employees. In addition, we contract with approximately 100 sales representatives located throughout the United States.

7	7

Results of Operations

Comparison of Results of Operations for the Three and Six Month Periods Ended January 31, 2005 and 2004.

Revenues

Our total revenues decreased by $225,365 (or 5%) from $4,148,343 in the three months ended January 31, 2004, to $3,922,978 for the three months ended January 31, 2005. For the six month period revenues decreased 19% from $9,654,929 in the period ended January 31, 2004, to $7,835,040 for the period ended January 31, 2005.

Revenues were impacted in our second fiscal 2005 quarter by a negative revenue trend in December 2004 and January 2005 attributable to a sharply reduced mail volume for the direct mail campaigns for our CAP services. Revenues were positively impacted by our Waldrop Enterprises Inc. (“VDMI”) acquisition, which results have been consolidated as of December 1, 2004. VDMI added $838,382 to our revenues during the quarter.

We have taken immediate measures to correct the negative impact from the reduced CAP mail volumes; we are transitioning to a new mail house vendor, scheduled increases to the number future weekend workshop seminars and we are contracting new mailing lists for our campaigns. A redesign of our direct mail related literature which was tested in certain markets during the second fiscal quarter had no discernable impact on our response rates. We also tested the effectiveness of radio advertisement to enhance seminar attendance. The initial results of the radio advertisements were proved effective; however, at a higher acquisition cost. We continue to test and implement initiatives to increase CAP generated revenues. Among these initiatives include the implementation of the Community Rep Program, are an active call back program, in-school advertising and a company sponsored college scholarship. Furthermore, we are testing the sale of individual CAP components and the sale of smaller bundles of these components.

Cost of revenues

Cost of revenues decreased 10% from $3,371,651 in the three months ended January 31, 2004, to $3,019,476 in the three months ended January 31, 2005. For the six month period Cost of revenue decreased 29% from $7,648,793 to $5,409,047 The decrease is the net result of a cut back in the mail volume and a 20% average cost reduction in our direct mail campaign, and the consolidation of VDMI. VDMI’s cost of revenues for the two consolidated months was $605,798.

Gross Profit

Gross profit increased 16% from $776,692 in the three months ended January 31, 2004, to $903,502 in the three months ended January 31, 2005. For the six month period ended January 31, 2005, Gross profit increased 21% from $2,006,136 to $2,425,993.

Gross Profit margin
	2004	2005
Second quarter	19%	23%
First six months	21%	31%

The second quarter Gross profit margin increase reflects an improvement in the gross profit margin on our CAP services. The improvement was mainly driven by a lower average cost per invitation letter, and by a reduction of mailings to less productive regions and target groups. VDMI’s gross profit margin during the two consolidated months was 26%, and thus did marginally impact the second quarter margin.

Operating cost

Operating costs decreased 3% from $557,618 in the three months ended January 31, 2004, to $542,479 in the three months ended January 31, 2005. For the six month period the Operating costs decreased 16% from $1,188,579 to $997,633. The decrease reflects a general trend in replacing operating staff with more broadly qualified employees. The VDMI consolidation added $179,215 to the second quarter 2005 operating cost.

General and administrative

General and administrative expenses increased 79% from $429,890 in the three months ended January 31, 2004, to $771,377 in the three months ended January 31, 2005. For the six month period ended January 31, 2005, General and administrative expenses increased 49% from $978,923 to $1,458,308.

The increase in the six month period in general and administrative expenses was driven by the following: a 95% increase in salary expense, due in part to an increased number of executives, a 402% increase in consulting fees, and an 80% increase in public relations expenses.

Depreciation and amortization

Depreciation and amortization expenses increased 11% from $72,570 in the three months ended January 31, 2004 to $80,363 in the three months ended January 31, 2005. For the six month period Depreciation and amortization expenses decreased 2% from $153,632 to $150,823. The change reflects the net impact of our assets being close to being fully amortized, minimal asset additions, and the added depreciation and amortization from the VDMI acquisition.

8	8

Bad debt expense

Bad debt expense increased 34%, from $338,666 in the three months ended January 31, 2004, to $454,762 in the three months ended January 31, 2005. The increase reflects a higher risk profile of the extended credit terms provided to certain customers. We offer four, sixteen and thirty nine month terms on our CAP services to customers. In the three months ended January 31, 2004, we offered four and twelve month credit terms, which were substantially shorter than what we currently offer. Credit acceptance is not based on a credit check because we want to make our CAP services available to as many customers as possible. This policy can be justified by the relatively low incremental cost per unit. The higher risk profile increased the bad debt expense from 8% of revenues to 12% for the three month period and from 9% to 13% for the six month period ended January 31, 2005.

Bad debt expense increased 17%, from $847,819 in the six months ended January 31, 2004, to $993,223 in the six months ended January 31, 2005.

The cost of bad debt is a material expense for us. We have increased our collection efforts in the second quarter to reduce the rising default rate, and we will continue to implement tactics that will manage this cost without negatively impacting the contribution margin.

Gain on unused contracts

The gain on unused contracts increased 253% from $34,707 in the three months ended January 31, 2004, to $122,571 in the three months ended January 31, 2005. The gain on unused contracts increased 308% from $61,276 in the first six months of fiscal 2004, to $249,899 in the six months ended January 31, 2005. Certain services are provided at the option of the customer. Historically, 32% of our customers never requested these services. We recognize in income the deferred revenue (net of the related deferred expense) associated with these unused contracts over a period of time beginning the second half of the student’s senior year, when most applications are finalized and the need for our services diminish. Certain contracts, which were entered into shortly before graduation, are considered to be fully used not earlier than 6 months after signing of the contract.

Loss on sale of customer contracts

Loss on sale of customer contracts amounted $155,445 in the three months ended January 31, 2005, and $310,286 in the six months ended January 31, 2005. We started selling customer credit contracts to third parties in February 2004. These non-recourse sales occur at a discount versus the book value, which results in the loss. There was no loss or gain on sale of customer contracts during the same periods in the prior fiscal year. The non-recourse sale of customer contracts reduced our Accounts receivables balance by $1,305,307 to $2,144,868 as shown on our balance sheet per January 31, 2005.

In addition to the principal we assign all customer interest to the buying finance company. The effective cost of capital on this financing arrangement ranges from 22% to 25% depending on the duration of the customer contract.

Interest income (expense), net

Net interest income decreased 96%, from $45,107 in the three months ended January 31, 2004, to $1,737 income in the three months ended January 31, 2005. Net interest income decreased 79%, from $120,689 in the six months ended January 31, 2004, to $25,622 in the six months ended January 31, 2005. The decrease results from the interest expense on the convertible note payable and from an accelerated sale of accounts receivable, thus collecting less interest income from our customers.

Income tax provision

Since we recorded substantial losses in prior periods no income tax provisions were recorded for the three months ended January 31, 2005.

Dividends on preferred stock

Dividends on preferred stock were unchanged at $3,000 for the three month period and $6,000 for the six month period ended January 31, 2005.

Net loss attributable to common stockholders

Net loss attributable to common stockholders amounted to $979,616 in the three months ended January 31, 2005, or ($0.03) per common share, compared to a net loss of $545,238, or ($0.02) per common share for the three months ended January 31, 2004. Net loss attributable to common stockholders amounted to $1,214,759 in the six months ended January 31, 2005, or ($0.04) per common share, compared to a net loss of $986,852, or ($0.04) per common share for the six months ended January 31, 2004.

Liquidity and Capital Resources

Available cash decreased 54%, from $470,538 on October 31, 2004, to $218,207 on January 31, 2005. Working capital (current assets less current liabilities) decreased 24% from a $5,215,508 deficit on October 31, 2004, to a $6,490,887 deficit on January 31, 2005. Stockholders' equity improved from a deficit of $4,683,105 at October 31, 2004, to a deficit of $3,221,231 at January 31, 2005, as the net result of the net loss for the three-month period ended January 31, 2005, and the acquisition of VDMI.

As reflected in our Consolidated Statement of Cash Flows, operating activities used $679,977 net cash in the six months ended January 31, 2005, compared to $272,408 used in the same period a year earlier.

9	9

Net cash provided by investing activities was $1,252 in the six months ended January 31, 2005, compared to $21,367 used in the same period in fiscal 2004.

Net cash provided by financing activities was $633,661 in the six months ended January 31, 2005, compared to $120,132 used in the same period in 2004.

During the quarter ended January 31, 2005, we issued 3,821,488 common shares as payment for existing liabilities to third parties, related parties, and officers and directors in the amount of $382,149. We also issued 2,200,000 Series B 6% cumulative preferred shares for the Waldrop Enterprises Inc. (VDMI) acquisition. The acquisition of VDMI which closed in January 2005, and which was consolidated as of December 1, 2004, to conform to FAS 141 requirements, was a cashless transaction, and is expected to positively contribute to our operational cash flow in the second half of the fiscal year. We expect VDMI to be profitable for the second half of our fiscal year 2005. We continue to evaluate potential acquisitions to broaden our product range and management resources.

Our primary sources of liquidity and capital resources historically have been principally financing of contract receivables and cash generated from other financing and operating activities. Cash used for payment of operating costs has offset these sources of cash flows. A portion of the costs and operating deficits incurred for the three months ended January 31, 2005 were funded by financing of our customer contract receivables, the issuance of a note to a related party for $250,000, deferral of a portion of certain executive compensation and extended terms provided by our vendors and debt holders.

These losses were caused by lower revenues resulting principally from a decline in the level of workshop attendance due to, we believe, a significant reduction in the volume of ineffective direct mail campaign in an attempt to reduce inefficient marketing costs, use of ineffective direct mail marketing lists and an increase in both competitive and non- competitive direct mail volumes as a result of the FTC Do Not Call act that has created excessive "noise" in the direct mail arena. In addition, we cut back what we believed were the statistically less productive mail target groups and workshops. This additional cut back appeared counter productive, resulting in a further revenue decline when compared to the first fiscal quarter.

The impact of these decisions will continue into the third fiscal quarter ending April 30, 2005. As a result the Company has recently concluded it must seek an alternate direct mail vendor to manage its direct mail campaigns, acquire new target customer lists, and implement alternate marketing methods designed to improve workshop attendance. These conclusions have been further supported by the recent acquisition of Vision Direct Marketing, Inc., whose experienced marketing team has analyzed the performance of our vendors and concluded significant changes in our approach to direct mail must be made. We believe that we have identified the issues and that we began to implement corrective actions. We have, or are in process of increasing the size of our direct mail campaigns, identifying new seminar markets and we are contracting with new mailing list providers. These recommended changes are in the process of being implemented and the impacts should start to be realized in the fourth fiscal quarter of the year. We also initiated a reduction in workforce, renegotiated our office leases, and will continue to integrate and consolidate our activities with VDMI.

The Company needs to find sources of capital to fund these losses and its alternate marketing programs. In addition to continued cooperation with certain important vendors and note holders, the Company’s founders have committed to invest up to $1 million of capital. To date founders have converted $250,000 in obligations to stock and advanced $250,000 in the form of the abovementioned related party loan. Founders expect to invest up to an additional $750,000 from proceeds from the sale of certain assets held by them, of which $250,000 is anticipated to be used to replace the cash advancement from the related party. In addition, other parties have converted $129,200 in obligations to stock.

We estimate that a minimum of another $500,000 in capital, for a total of $1 million, is required by the end of April or early May to get us through this period of expected losses. We are in discussions with a number of capital sources and expect to obtain sufficient funding over the next few months to meet our obligations and fund our alternative marketing programs.

Although no assurance can be given that we will be successful in this regard, or that the founders will be successful in liquidating the assets they own. If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company's ability to implement its business plan and may cause the Company to curtail or scale back its current operations, and raise substantial doubt about the Company’s ability to continue as a going concern.

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

10	10

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

There can be no assurance that we will continue to grow at historical rates or at all. Our ability to generate increased revenue and achieve profitability will depend upon our ability to increase sales through development and/or acquisition of new products and services, expanding the number of sales representatives, and further developing our direct marketing campaigns to increase attendance at our workshops. Expansion and development of existing and additional marketing and distribution channels depends, in large part, upon our ability to secure additional financing, technology, expertise and staff.

It is highly unlikely that we will be profitable in our fiscal 2005 and that we will generate sufficient cash from operations. The negative factors which contributed to our decrease revenues have continued into the third quarter of 2005. We believe that we have identified the issues and are taking corrective actions. However, if we continue to experience losses, it will have a negative impact on our ability to fund our aggressive marketing program and could curtail not only our initiatives required to improve our performance, but also future planned operations, and growth.

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

Related Transactions

On January 19, 2005, we issued 3,821,488 shares of our common valued at $382,148.89 to John J. Grace, Janice A. Jones, William H. Waldrop, Mark Eagle, Rick Newton, and Kingsley Capital, Inc. in exchange for loans, deferred compensation, director’s fee and royalty payments owed by College Partnership.

During the fiscal quarter, we received a loan from our Chairman in the amount of $250,000 to be used for working capital. Also during the quarter the Company agreed to issue Richard Murray, a member of the Board of Directors, 70,000 shares and pay him $15,000 in settlement of all amounts due under an existing consulting agreement

Item 3. Controls and Procedures.

As of July 31, 2004, we carried out an evaluation, under the supervision and with the participation of our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Based on this evaluation, we have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that management would be alerted to material information required to be included in our periodic SEC filings other than the issue discussed below.

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

11	11

PART II—OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 19, 2004 the Company issued the share equivalent of 317,686 shares of common stock to Janice Jones in exchange for loans, deferred compensation, and director’s fee owed by College Partnership.

On January 19, 2004 the Company issued the share equivalent of 241,753 shares of common stock to John J. Grace in exchange for loans, deferred compensation, and director’s fee owed by College Partnership.

On January 19, 2004 the Company issued the share equivalent of 852,321 shares of common stock to William H. Waldrop in exchange for loans, deferred compensation, and director’s fee owed by College Partnership.

On January 19, 2004 the Company issued the share equivalent of 379,010 shares of common stock to Mark Eagle in exchange for loans, deferred compensation, and director’s fee owed by College Partnership.

On January 19, 2004 the Company issued the share equivalent of 60,000 shares of common stock to Rick Newton in exchange for loans, deferred compensation, and director’s fee owed by College Partnership.

On January 19, 2004 the Company issued the share equivalent of 1,940,718 shares of common stock to Kingsley Capital, Inc. in exchange for loans, deferred compensation, and royalty payments owed by College Partnership.

On January 19, 2004 the Company issued the share equivalent of 30,000 shares of common stock to Dan and Jean Ann Dolan for $3,000.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Our independent auditor, Stonefield Josephson has not yet completed their review of this report.

12	12

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
99.77I    Amendment to Certificate of Designation Creating Series B Preferred Stock. Filed herewith.

b. Reports on Form 8K

Acquisition:     On January 21, 2005, the Company furnished a Report on Form 8-K, thereof, announcing the close of the Waldrop Enterprises acquisition on January 15, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

College Partnership, Inc.
/s/ William H. Waldrop

Date March 23, 2005
William H. Waldrop
President and Chief Operating Officer

/s/ John Schoonbrood
Date March 23, 2005
John Schoonbrood
Chief Financial Officer