Form 10QSB/A
period 2005-01-31
COLLEGE PARTNERSHIP INC
filed 2005-03-28
CIK 1103137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

i

EXPLANATORY NOTE

This amendment to our quarterly report on Form 10-QSB/A for the quarterly period ended January 31, 2005 is filed solely for the purpose of amending Part II (Item 5) to and to correct typographical errors appearing in our 10-QSB. The correction had no effect on the reported facts. No other items or disclosures in our original report are being amended. Our original report, as amended by this Form 10-QSB/A is referred to herein as the “quarterly report”.

COLLEGE PARTNERSHIP, INC.

ii

PART I—Financial INFORMATION
Item 1. Financial Statements.
COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited) January 31, 2005
ASSETS
CURRENT ASSETS:
Cash	$ 218,207
Accounts receivable, net of allowance for doubtful accounts of $528,108	1,664,209
Notes receivable- finance companies	263,674
Inventory	109,501
Deferred customer contract expenses	445,222
Other current assets	282,529
Total current assets	2,983,342

LONG TERM ASSETS:
Noncurrent accounts receivable, net of allowance for doubtful accounts of $132,207	432,081
Property and equipment, net	248,410
Intangible and other assets, net	1,603,929
Goodwill, net	3,221,671
Other assets	33,383
Total Long Term Assets	5,539,474
Total Assets	$8,522,816

LIABILITIES AND STOCKHOLERS' DEFICIT
CURRENT LIABILITIES:
Notes payable- finance companies	$1,923,040
Current maturities on long-term obligations	1,224,261
Current maturities of long-term obligations - related parties	147,993
Accounts payable	2,583,708
Accrued liabilities	744,094
Deferred revenue	2,851,133
Total Current Liabilities	9,474,229
LONG-TERM LIABILITIES:
Deferred system lease obligation	418,289
Long-term obligations, less current maturities	1,534,671
Long-term obligations- related parties, less current maturities	258,195
Total Long- Term Liabilities	2,211,155
Total Liabilities	11,685,384
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 10,000,000 shares authorized;
200,000 Series A issued and outstanding	200
2,200,000 Series B Convertible issued and outstanding	2,200
Common stock, $.001 par value, 40,000,000 shares authorized;
34,007,061 issued and 32,007,061 shares outstanding	32,008
Additional paid-in capital	7,242,396
Shares issued for prepaid expenses - related party	(99,186)
Accumulated deficit	(10,340,186)
Total stockholders' deficit	(3,162,568)
Total liabilities and stockholders' deficit	$8,522,816

1	1

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31,		Six months ended January 31,	
	2005	2004	2005	2004
Revenues from educational services	$ 3,922,978	$4,148,343	$ 7,835,040	$9,654,929
Cost of revenues	3,019,476	3,371,651	5,409,047	7,648,793
Gross profit	903,502	776,692	2,425,993	2,006,136
Operating expenses:				
Operating costs	542,479	557,618	997,633	1,188,579
General and administrative expenses	771,377	429,890	1,458,308	978,923
Depreciation and amortization	80,363	72,570	150,823	153,632
Bad debt expense	454,762	338,666	993,223	847,819
	1,848,981	1,398,744	3,599,987	3,168,953
Loss from operations before other income	(945,479)	(622,052)	(1,173,994)	(1,162,817)
Other income (expense):				
Gain on unused contracts, net	122,571	34,707	249,899	61,276
Loss on sale of customer contracts	(155,445)	-	(310,286)	-
Interest income (expense), net	1,737	45,107	25,622	120,689
Loss before income tax provision	(976,616)	(542,238)	(1,208,759)	(980,852)
Income tax provision	-	-	-	-
Net loss	(976,616)	(542,238)	(1,208,759)	(980,852)
Dividends on preferred stock	3,000	3,000	6,000	6,000
Net loss attributable to common stockholders	$ (979,616)	$ (545,238)	$(1,214,759)	$ (986,852)
Net loss per share attributable to common stockholders – basic and diluted	$ (0.03)	$ (0.02)	$ (0.04)	$ (0.04)
Weighted average number of common shares outstanding basic and diluted	28,684,027	27,075,307	28,434,800	27,074,524

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Six months ended January 31 2005	2004
Cash flows from operating activities:		
Net income (loss)	$ (1,208,759)	$ (980,852)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:		
Provision for doubtful accounts	993,223	847,819
Depreciation and amortization	150,823	153,632
(Gain) loss on unused contracts	(249,899)	(61,276)
Changes in operating assets and liabilities:		
Accounts receivable	(758,328)	(939,061)
Inventory	57,599	(56,308)
Deferred customer contract expense	177,072	(168,166)
Accounts payable	153,619	359,578
Accrued liabilities	(152,196)	(25,022)
Deferred revenue	220,605	548,286
Other	(63,736)	18,962
Net cash provided by (used in) operating activities	$ (679,977)	$ (272,408)
Cash flows from investing activities:		
Cash acquired	4,840	-
Disposition/purchase of property and equipment	(3,588)	(21,367)
Cash of deconsolidated subsidiary		11,256
Net cash provided by (used in) investing activities	$ 1,252	$ (10,111)
Cash flows from financing activities:		
Change in financing of contracts	705,974	128,967
Amounts due from financial contracts	(41,217)	(197,900)
Change in long term obligations	(48,838)	(174,114)
Change in long term obligations related parties	20,712	128,915
Issuance of common stock	3,000	-
Dividend payments- preferred stock	(6,000)	(6,000)
Net cash provided by (used for) financing activities	$ 633,661	$ (120,132)
Net increase (decrease) in cash and cash equivalents	(45,064)	(402,651)
Cash and cash equivalents, beginning of period	263,271	537,478
Cash and cash equivalents, end of period	$ 218,207	$ 134,827
Supplemental disclosure of cash flow information:		
Income taxes	$ -	$ -
Interest paid	$ 182,173	$ 222,825

2	2

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

FAS 109-1, Application of FASB Statements Number 109, "Accounting for Income Taxes", to the tax deduction on qulaified deduction activities provided by The American Jobs Creation Act of 2004.  Management continues to evaluate the impact of FAS 109-1 on our financial statements.

FA 109-2, Accounting and Disclosure Quidance for the Earnings Repatriation Provision within The American Jobs Creation Act of 2004.  Management continues to evaluate the impact of FAS 109-2 on our financial statements.

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

Net loss attributable to common stockholders - basic and diluted is computed based on the weighted average number of shares of common stock outstanding during the year. Basic loss attributable to common stockholders and diluted loss attributable to common stockholders - assuming dilution, are the same for the first quarter ended January 31, 2005 because of the antidilutive effect of stock options and awards when there is a net loss. As of January 31, 2005 the Company had outstanding 5,160,000 options and warrants to purchase shares of its common stock and there are 2,000,000 shares of common stock held in escrow as collateral for a note payable that are not considered to be outstanding common stock. The 2,200,000 Series B convertible preferred shares can be converted into 2,200,000 common shares. These shares have been excluded from the dilutive loss per share calculation because they would have had an anti-dilutive effect.

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have increased to the pro forma amounts as indicated below:

	Three months ended				Six months ended
31-Jan-05		31-Jan-04		31-Jan-05		31-Jan-04
Net Income (loss) as reported	($979,616)		($545,238)		($1,214,759)		($986,852)
Current period expense calculated under APB 25	-		-		-		-
Pro-forma compensation expense	($198,097)		($2,500)		($276,914)		($2,500)
Pro-forma net loss	($1,177,713)		($547,738)		($1,491,673)		($989,352)
Net Income (loss) per share - basic and diluted	($0.04)		($0.02)		($0.05)		($0.04)
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

The fair value for each Series B preferred share is estimated to be $1.00, and the conversion ratio for the Series B preferred shares to common shares is 1 to 1. The cumulative dividend rate is 6%. The Series B preferred stockholders are entitled to vote as common stock except where a separate class vote is required by law. The Series B preferred shareholders may at anytime elect to convert their preferred shares into common stock and the Company has the right to call the Series B preferred shares after 5 years, if the common shares trade below $1.00 at that time.

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

We have engaged an independent appraisal firm who has provided us with a preliminary report of valuation of the assets acquired and the consideration paid in the Vision Direct Marketing acquisition, and which is subject to final review. Their recommendations in their preliminary report have been included in the accompanying financial statements. Any adjustment to these preliminary values will be reported as a change in the allocation of the purchase price.  Specifically, the valuation of the consideration and the fair market value of the exclusive distribution agreement need further review.

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

Liquidity and Capital Resources

Available cash decreased 54%, from $470,538 on October 31, 2004, to $218,207 on January 31, 2005. Working capital (current assets less current liabilities) decreased 24% from a $5,215,508 deficit on October 31, 2004, to a $6,490,887 deficit on January 31, 2005. Stockholders' equity improved from a deficit of $4,683,105 at October 31, 2004, to a deficit of $3,162,568 at January 31, 2005, as the net result of the net loss for the three-month period ended January 31, 2005, and the acquisition of VDMI.

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

None.

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

Date March 25, 2005
William H. Waldrop
President and Chief Operating Officer

/s/ John Schoonbrood
Date March 25, 2005
John Schoonbrood
Chief Financial Officer