Form 10QSB
period 2005-04-30
COLLEGE PARTNERSHIP INC
filed 2005-06-20
CIK 1103137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30th, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

Commission File Number 0-30323

COLLEGE PARTNERSHIP, INC
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

84-1416023
(IRS Employer Identification Number)

333 South Allison Parkway, Suite 100, Lakewood, Colorado 80226-3115
(Address of principal executive offices)

303 - 804 0155
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of June 13, 2005 was 43,285,533.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

COLLEGE PARTNERSHIP, INC.

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet - April 30, 2005
Condensed Consolidated Statements of Operations--Three and Nine Months Ended April 30, 2005 and 2004.
Condensed Consolidated Statements of Cash Flow—Three and Nine Months Ended April 30, 2005 and 2004
Notes to Condensed Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits, as required by Item 601 of Regulation S-B

PART I—F1NANCIAL INFORMATION Item 1. Financial Statements.
COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited) April 30, 2005
ASSETS
CURRENT ASSETS:
Cash	$ 28,856
Accounts receivable, net of allowance for doubtful accounts of $468,205	1,465,523
Notes receivable- finance companies	274,576
Inventory	94,789
Deferred customer contract expenses	438,438
Other current assets	275,162
Total current assets	2,577,344

LONG TERM ASSETS:
Noncurrent accounts receivable, net of allowance for doubtful accounts of $94,607	367,826
Property and equipment, net	221,700
Intangible and other assets, net	1,536,118
Goodwill, net	3,221,671
Other assets	107,384
Total Long Term Assets	5,454,699
Total Assets	$8,032,043

LIABILITIES AND STOCKHOLERS' DEFICIT
CURRENT LIABILITIES:
Notes payable- finance companies	$2,020,370
Current maturities on long-term obligations	1,037,609
Current maturities of long-term obligations - related parties	251,778
Accounts payable	3,022,455
Accrued liabilities	834,181
Deferred revenue	2,218,910
Total Current Liabilities	9,385,303
LONG-TERM LIABILITIES:
Deferred system lease obligation	484,289
Long-term obligations, less current maturities	1,572,336
Long-term obligations- related parties, less current maturities	258,195
Total Long- Term Liabilities	2,314,820
Total Liabilities	11,700,123
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 10,000,000 shares authorized;
200,000 Series A issued and outstanding	200
2,200,000 Series B Convertible issued and outstanding	2,200
Common stock, $.001 par value, 75,000,000 shares authorized;
42,685,533 issued and 36,885,533 shares outstanding	36,887
Additional paid-in capital	7,784,936
Shares issued for prepaid expenses - related party	(81,889)
Accumulated deficit	(11,410,414)
Total stockholders' deficit	(3,668,080)
Total liabilities and stockholders' deficit	$8,032,043

COLLEGE PARTNERSHIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,	
	2005	**2004**	**2005**	**2004**
Revenues from educational services	$ 3,680,228	$ 4,953,257	$ 11,498,317	$ 14,608,186
Cost of revenues	3,082,676	3,229,092	8,451,039	10,877,885
Gross profit	597,552	1,724,165	3,047,278	3,730,301
Operating expenses:				
Operating costs	480,774	335,373	1,361,820	1,382,893
General and administrative expenses	870,176	644,817	2,599,119	1,766,432
Depreciation and amortization	97,476	72,209	238,399	225,831
Bad debt expense	408,499	532,898	1,332,115	1,379,094
	1,856,925	1,585,297	5,531,453	4,754,250
Loss from operations before other income	(1,259,373)	138,868	(2,484,175)	(1,023,949)
Other income (expense):				
Gain on unused contracts, net	366,144	189,868	616,043	251,144
Loss on sale of customer contracts	(118,823)	(229,426)	(429,109)	(229,426)
Interest income (expense), net	(50,402)	12,339	(46,835)	133,028
Loss before income tax provision	(1,062,454)	111,649	(2,344,076)	(869,203)
Income tax provision	-	-	-	-
Net loss	(1,062,454)	111,649	(2,344,076)	(869,203)
Dividends on preferred stock	36,000	3,000	42,000	9,000
Net loss attributable to common stockholders	$ (1,098,454)	$ 108,649	$ (2,386,076)	$ (878,203)
Net loss per share attributable to common stockholders – basic and diluted	$ (0.04)	0.00	$ (0.08)	$ (0.03)
Weighted average number of common shares outstanding basic and diluted	30,087,225	26,609,992	29,141,480	27,320,323

(Unaudited)	Nine months ended April 30 2005	2004
Cash flows from operating activities:		
Net income (loss)	$ (2,271,216)	$ (869,203)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:		
Provision for doubtful accounts	1,401,722	1,379,094
Depreciation and amortization	248,299	225,831
(Gain) loss on unused contracts	(616,043)	(251,144)
Changes in operating assets and liabilities:		
Accounts receivable	(903,886)	(1,688,134)
Inventory	72,313	2,132
Deferred customer contract expense	183,853	(180,390)
Accounts payable	779,125	(199,526)
Accrued liabilities	(62,109)	113,600
Deferred revenue	(45,474)	695,165
Other	24,099	374,129
Net cash provided by (used in) operating activities	$ (1,189,317)	$ (398,446)
Cash flows from investing activities:		
Cash acquired	4,840	-
Disposition/purchase of property and equipment	1,175	(24,791)
Cash of deconsolidated subsidiary		11,256
Net cash provided by (used in) investing activities	$ 6,015	$ (13,535)
Cash flows from financing activities:		
Change in financing of contracts	803,304	339,965
Amounts due from financial contracts	(52,119)	(71,766)
Change in long term obligations	(197,825)	(274,398)
Change in long term obligations - related parties	124,527	54,089
Issuance of common stock	313,000	-
Dividend payments- preferred stock	(42,000)	(9,000)
Net cash provided by (used for) financing activities	$ 948,887	$ 38,890
Net increase (decrease) in cash and cash equivalents	(234,415)	(373,091)
Cash and cash equivalents, beginning of period	263,271	537,478
Cash and cash equivalents, end of period	$ 28,856	$ 164,387
Supplemental disclosure of cash flow information:		
Income taxes	$ -	$ -
Interest paid	$ 175,491	$ 381,845

Excluded from the 2005 Statement of Cash Flows are the following non-monetary transactions: issuance of common stock to directors and employees for compensation and other obligation ($155,340), and issuance of common stock in settlement of loans ($223,810). We also acquired goodwill and other intangibles in exchange for $2,200,000 preferred shares. The following non-monetary transactions were recorded in the third fiscal quarter: Issuance of common stock for investment banking and consulting fees ($145,450), Board of Directors’ fees ($4,250), compensation ($3,500), trade credits ($62,738), dividends ($3,333), premium of fair market value over dividend payable ($444), and prepayment of dividends ($8,889).

COLLEGE PARTNERSHIP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended April 30, 2005 and 2004
(Unaudited)

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

The information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Certain amounts for prior periods have been reclassified to conform to the April 30, 2005 presentation. The operating results for the three and nine months ended April 30, 2005 are not necessarily indicative of the results expected for any succeeding quarter or the entire fiscal year ending July 31, 2005.

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

Management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. From February 1, 2005, through April 30, 2005, the Company has converted $215,771 in obligation to stock, and raised $310,000 through the issuance of common stock. We anticipate raising additional equity funds of up to $440,000, of which $250,000 will be used to redeem the note. The net of $190,000 will be used to fund any capital shortfalls. Management has decreased expenses by decreasing staff and office space. Management has streamlined its operation and is increasing the size of the direct mail campaign, which are anticipated to increase gross profit margins.

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

Net loss attributable to common stockholders - basic and diluted is computed based on the weighted average number of shares of common stock outstanding during the year. Basic loss attributable to common stockholders and diluted loss attributable to common stockholders - assuming dilution, are the same for the third quarter ended April 30, 2005 because of the antidilutive effect of stock options and awards when there is a net loss. As of April 30, 2005 the Company had outstanding 4,795,000 options and warrants to purchase shares of its common stock and there are 2,000,000 shares of common stock held in escrow as collateral for a note payable that are not considered to be outstanding common stock. In addition 1,500,000 shares of common stock are held in escrow for committed equity investments by Kingsley Capital. These escrowed shares are not considered to be outstanding common stock. The 2,200,000 Series B convertible preferred shares can be converted into 2,200,000 common shares. These amounts could potentially dilute basic earnings per share in the future.

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have increased to the pro forma amounts as indicated below:

	Three months ended		Nine months ended
	30-Apr-05	30-Apr-04	30-Apr-05	30-Apr-04
Net Income (loss) as reported	($1,098,454)	$108,649	($2,386,076)	($878,203)
Current period expense calculated under APB 25	-	-	-	-
Pro-forma compensation expense	$0	($7,500)	($276,914)	($10,000)
Pro-forma net loss	($1,098,454)	$101,149	($2,662,990)	($888,203)
Net Income (loss) per share - basic and diluted	($0.04)	$0.00	($0.09)	($0.03)

The above pro forma disclosures are not necessarily representative of the effect on the reported net income or loss for future periods because options vest over several years and additional awards are generally made each year. During the third fiscal quarter 2005 the Company granted no additional stock options. The per share weighted average fair value of stock options granted during the three months ended April 30, 2005 was not applicable.

NOTE 3— ACQUISITION

Waldrop Enterprises Inc.

On December 16, 2004, College Partnership, Inc. entered into a Share Exchange Agreement with Waldrop Enterprises Inc., for 100% ownership. On January 15, 2005, the transaction closed. Currently Waldrop Enterprises does business as Vision Direct Marketing or “VDMI”.

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

The results from operations of Vision Direct Marketing have been included in College Partnership, Inc.’s consolidated results in the reported period ended April 30, 2005. The effective date of the consolidation was December 1, 2004.

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

The Company's notes payable to the former owner of $226,000 are included in the current portion of long-term obligations. The Company's net investment in this subsidiary at April 30, 2005, exclusive of these notes, approximates $25,000. The resolution of the dispute with the former owner is not expected to have a material adverse effect on the Company.

NOTE 5 —SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding, among other things, (a) our expectations about product development activities, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” in the Form 10-KSB that accompanies this prospectus as well as in this prospectus generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this prospectus generally. In light of these risks and uncertainties, the events anticipated in the forward-looking statements may not occur.

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

Approximately 70% of our services are currently sold as a bundled package referred to as the College Action Plan, or “CAP”. We market these services through scheduled seminar workshops held throughout the United States, through direct sales representatives and through our website. We believe our proprietary databases, instructional materials and services are among the finest in the industry and are economically priced. Our customers, typically the parents of high school students, purchase the College Action Plan either by making a cash or credit card payment or by installment note. Our CAP services fill an important need for secondary students and their parents. In most communities, these services are not adequately-provided either in the secondary schools or by other industry participants who generally only specialize in a portion of the services we provide.

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

We initially went public in January 1998 and changed our name to College Partnership, Inc. in May 2003. Our executive offices are located in Lakewood, Colorado, sales and marketing services and reservation services are performed in Aliso Viejo, CA office and student coaching is located in the Dallas, Texas metropolitan area. As of April 30, 2005 we had approximately 79 employees. In addition, we contract with approximately 85 sales representatives located throughout the United States.

Results of Operations

Comparison of Results of Operations for the Three and Nine Month Periods Ended April 30, 2005 and 2004.

Revenues

Our total revenues decreased by $1,273,029 (or 25%) from $4,953,257 in the three months ended April 30, 2004, to $3,680,228 for the three months ended April 30, 2005. For the nine month period revenues decreased 21% from $14,608,186 in the period ended April 30, 2004, to $11,498,317 for the period ended April 30, 2005.

Revenues were impacted in our third fiscal 2005 quarter by a negative revenue trend which started in December 2004 and which is attributable to a sharply reduced mail volume for the direct mail campaigns for our CAP services. Revenues were positively impacted by our Waldrop Enterprises Inc. (“VDMI”) acquisition, which results have been consolidated as of December 1, 2004. VDMI added $1,254,794 to our revenues during the third quarter.

We have taken immediate measures to correct the negative impact from the reduced CAP mail volumes; we have transitioned to a new mail house vendor, increased the number of weekend workshop seminars and we have and continue to contract new mailing lists for our campaigns. We also tested the effectiveness of radio advertisement to enhance seminar attendance. We continue to test and implement initiatives to increase CAP generated revenues. These initiatives include the implementation of the Community Representative Program, an active call back program, in-school advertising and a company sponsored college scholarship. Furthermore, we are testing the sale of individual CAP components and the sale of smaller bundles of these components.

Cost of revenues

Cost of revenues decreased 4% from $3,229,092 in the three months ended April 30, 2004, to $3,082,676 in the three months ended April 30, 2005. For the nine month period Cost of revenue decreased 22% from $10,877,885 to $8,451,039. The decrease is the net result of a cut back in the mail volume and a 20% average cost reduction in our direct mail campaign, and the consolidation of VDMI. VDMI’s cost of revenues for the third quarter was $1,197,529.

Gross Profit

Gross profit decreased 65% from $1,724,165 in the three months ended April 30, 2004, to $597,552 in the three months ended April 30, 2005. For the nine month period ended April 30, 2005, Gross profit decreased 18% from $3,730,301 to $3,047,278.

Gross Profit margin
	2004	2005
Third quarter	35%	16%
First nine months	26%	27%

The third quarter Gross profit margin decrease reflects a decrease in gross margin for our VDMI division from 26% to 4% and a 1 percent point decrease in gross margin for the CPI division to 22%.

Operating cost

Operating costs increased 43% from $335,373 in the three months ended April 30, 2004, to $480,774 in the three months ended April 30, 2005. For the nine month period the Operating costs decreased 1% from $1,382,893 to $1,361,820. The VDMI consolidation added $174,570 to the third quarter 2005 operating cost.

General and administrative

General and administrative expenses increased 35% from $644,817 in the three months ended April 30, 2004, to $870,176 in the three months ended April 30, 2005. For the nine month period ended April 30, 2005, General and administrative expenses increased 47% from $1,766,432 to $2,599,119.

Depreciation and amortization

Depreciation and amortization expenses increased 35% from $72,209 in the three months ended April 30, 2004 to $97,476 in the three months ended April 30, 2005. For the nine month period Depreciation and amortization expenses increased 6% from $225,831 to $238,399. The change reflects the net impact of our assets being close to being fully amortized, minimal asset additions, and the added depreciation and amortization from the VDMI acquisition.

Bad debt expense

Bad debt expense decreased 23%, from $532,898 in the three months ended April 30, 2004, to $408,499 in the three months ended April 30, 2005. The decrease reflects the net impact of lower revenues and the result of a collection campaign, which improved the quality of our portfolio. We offer four, sixteen and thirty nine month terms on our CAP services to customers. In the first two quarters of 2004 we offered four and twelve month credit terms, which were substantially shorter than what we currently offer. Credit acceptance is not based on a credit check because we want to make our CAP services available to as many customers as possible. This policy can be justified by the relatively low incremental cost per unit. Bad debt expense increased marginally from 11% of revenues to 11.1% for the three month period and from 9% to 12% for the nine month period ended April 30, 2005.

Bad debt expense decreased 3%, from $1,379,094 in the nine months ended April 30, 2004, to $1,332,115 in the nine months ended April 30, 2005.

The cost of bad debt is a material expense for us. We have increased our collection efforts in the third quarter to reduce the rising default rate, and we will continue to implement tactics that will manage this cost without negatively impacting the contribution margin. The collection campaign restored a number of past due accounts into good status, which contributed to the reduction in the allowance for doubtful accounts

Gain on unused contracts

The gain on unused contracts increased 92% from $189,868 in the three months ended April 30, 2004, to $366,144 in the three months ended April 30, 2005. The gain on unused contracts increased 145% from $251,144 in the first nine months of fiscal 2004, to $616,043 in the nine months ended April 30, 2005. Certain services are provided at the option of the customer. Historically, 32% of our customers never requested these services. We recognize in income the deferred revenue (net of the related deferred expense) associated with these unused contracts over a period of time beginning the second half of the student’s senior year, when most applications are finalized and the need for our services diminish. Certain contracts, which were entered into shortly before graduation, are considered to be fully used not earlier than 6 months after signing of the contract.

Loss on sale of customer contracts

Loss on sale of customer contracts decreased by 48% from $229,426 to $118,823 in the three months ended April 30, 2005, and increased 87% from $229,426 to $429,109 in the nine months ended April 30, 2005. We started selling customer credit contracts to third parties in February 2004; the third quarter of fiscal 2004. These non-recourse sales occur at a discount versus the book value, which results in the loss. The non-recourse sale of customer contracts reduced our Accounts receivables balance by $1,219,285.

In addition to the principal we assign all customer interest to the buying finance company. The effective cost of capital on this financing arrangement ranges from 22% to 25% depending on the duration of the customer contract.

Interest income (expense), net

Net interest income decreased from $12,339 in the three months ended April 30, 2004, to a Net interest expense of $50,402 in the three months ended April 30, 2005. Net interest income decreased from $133,028 in the nine months ended April 30, 2004, to a Net interest expense of $46,835 in the nine months ended April 30, 2005. The decrease results from the interest expense on the convertible note payable and from an accelerated sale of accounts receivable, thus collecting less interest income from our customers.

Income tax provision

Since we recorded substantial losses in prior periods no income tax provisions were recorded for the three months ended April 30, 2005.

Dividends on preferred stock

Dividends on preferred stock were $36,000 for the three month period and $42,000 for the nine month period ended April 30, 2005.

Net loss attributable to common stockholders

Net loss attributable to common stockholders amounted to $1,098,454 in the three months ended April 30, 2005, or ($0.04) per common share, compared to a net profit of $108,649, or $0.00 per common share for the three months ended April 30, 2004. Net loss attributable to common stockholders amounted to $2,386,076 in the nine months ended April 30, 2005, or ($0.08) per common share, compared to a net loss of $878,203, or ($0.03) per common share for the nine months ended April 30, 2004.

Liquidity and Capital Resources

Available cash decreased 87%, from $218,207 on January 31, 2005, to $28,856 on April 30, 2005. Working capital (current assets less current liabilities) decreased 5% from a $6,490,887 deficit on January 31, 2005, to a $6,807,961 deficit on April 30, 2005. Stockholders' equity declined from a deficit of $3,162,568 at January 31, 2005, to a deficit of $3,668,081 at April 30, 2005, as the net result of the net loss for the three-month period ended April 30, 2005, and issuance of common stock.

As reflected in our Consolidated Statement of Cash Flows, operating activities used $1,189,317 net cash in the nine months ended April 30, 2005, compared to $398,446 used in the same period a year earlier.

Net cash provided by investing activities was $6,015 in the nine months ended April 30, 2005, compared to $13,535 used in the same period in fiscal 2004.

Net cash provided by financing activities was $948,887 the nine months ended April 30, 2005, compared to $38,890 provided in the same period in 2004.

During the quarter ended April 30, 2005, we issued 1,778,472 common shares as payment for existing liabilities to third parties, related parties, and officers and directors in the amount of $265,648.

Our primary sources of liquidity and capital resources historically have been principally financing of contract receivables and cash generated from other financing and operating activities. Cash used for payment of operating costs has offset these sources of cash flows. A portion of the costs and operating deficits incurred for the three months ended April 30, 2005 were funded by financing of our customer contract receivables, deferral of a portion of certain executive compensation and extended terms provided by our vendors and debt holders.

These losses were caused by lower revenues resulting principally from a decline in the level of workshop attendance due to, we believe, a significant reduction in the volume of ineffective direct mail campaign in an attempt to reduce inefficient marketing costs, use of ineffective direct mail marketing lists and an increase in both competitive and non- competitive direct mail volumes as a result of the FTC Do Not Call act that has created excessive "noise" in the direct mail arena. In addition, we cut back what we believed were the statistically less productive mail target groups and workshops. This additional cut back in the second fiscal quarter appeared counter productive.

The impact of these decisions has continued into the third fiscal quarter ending April 30, 2005. As a result the Company has contracted with an alternate direct mail vendor to manage its direct mail campaigns, acquired new target customer lists, and implemented alternate marketing methods designed to improve workshop attendance. We believe that we have identified the issues and that we began to implement corrective actions. We have, or are in process of increasing the size of our direct mail campaigns, identifying new seminar markets and we are contracting with new mailing list providers. These changes are in the process of being implemented and the impacts should start to be realized in the fourth fiscal quarter of the year. We also reduced the workforce, renegotiated our office leases, and will continue to integrate and consolidate our activities with VDMI.

The Company needs to find sources of capital to fund these losses and its alternate marketing programs. In addition to continued cooperation with certain important vendors and note holders, the Company’s founders committed in December 2004 to invest up to $1 million of capital. To date founders have converted $250,000 in obligations to stock and advanced $250,000 in the form of the abovementioned related party loan, and paid $310,000 for new shares. Founders expect to invest up to an additional $440,000 from proceeds from the sale of certain assets held by them, of which $250,000 is anticipated to be used to replace the cash advancement from the related party. In addition, other parties have converted, in the period ended April 2005, $265,648 in obligations to stock.

We estimate that a minimum of another $500,000 in capital, for a total of approximately $700,000, is required by the end of July to get us through this period of expected losses. We are in discussions with a number of capital sources and expect to obtain sufficient funding over the next few months to meet our obligations and fund our alternative marketing programs.

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

It is highly unlikely that we will be profitable in our fiscal 2005 and that we will generate sufficient cash from operations. The negative factors which contributed to our decrease revenues have continued into the fourth quarter of 2005. We believe that we have identified the issues and are taking corrective actions. However, if we continue to experience losses, it will have a negative impact on our ability to fund our aggressive marketing program and could curtail not only our initiatives required to improve our performance, but also future planned operations, and growth.

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

Related Transactions

On February 28, 2005, the Company issued 1,000 shares of common stock to John Grace as a director’s fee owed by College Partnership, and on March 29, 2005, the Company issued 1,250,000 shares of common stock to John Grace for cash.

On February 28, 2005, the Company issued 1,000 shares of common stock to Janice Jones as a director’s fee owed by College Partnership, and on March 29, 2005, the Company issued 1,250,000 shares of common stock to Janice Jones for cash.

On March 29, 2005, the Company issued 5,000,000 shares of common stock to Kingsley Capital pursurant to a 2004 deal between Kingsley and College Partnership. The common shares are kept by the company in an Escrow account until Kingsley has remitted the cash for their investments. Accordingly, on April 30, 2005, approximately 3,500,000 common shares were released out of Escrow to Kingsley. The common shares that remained in Escrow on April 30, 2005, have been included in the Issued share calculation, and have been excluded from the Outstanding share calculation.

On March 3, 2005, the Company issued 298,751 shares of common stock to Kingsley Capital in settlement of trade credits purchased in July 2004, and valued at $62,738.

On February 28, 2005, and on March 29, 2005, the Company issued 29,500 shares of common stock to Richard Murray as director’s fee owed by College Partnership.

On February 28, 2005, the Company issued 4,500 shares of common stock to Rick Newton as director’s fee owed by College Partnership.

On February 28, 2005, the Company issued 1,000 shares of common stock to Vernon Alden as director’s fee owed by College Partnership.

On February 28, 2005, the Company issued 500 shares of common stock to William Waldrop as director’s fee owed by College Partnership.

On February 28, 2005, the Company issued 25,000 shares of common stock to Anna D. Martin as compensation.

On February 28, 2005, the Company issued 11,111 shares of common stock to Wade Mezey in exchange for preferred dividend payment. On March 29, 2005, the Company issued 111,110 shares of common stock to Wade Mezey in settlement of preferred dividend payments, and as prepayment of future preferred dividends.

Item 3. Controls and Procedures.

As of July 31, 2004, we carried out an evaluation, under the supervision and with the participation of our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Based on this evaluation, we have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

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

The current fiscal quarter, however, experienced turn over in our accounting staff just prior to the close of the quarter.  These changes have caused us certain delays in the ability to report the current fiscal quarter’s financial reports in a timely manner.  These changes, however, neither materially affected nor are reasonably likely to materially affect our internal control over financial reporting or the accuracy to the material information required to be included in our periodic SEC filings.  Additionally, these have been corrected with the hiring of additional staff within the financial department.

The officers have concluded that there are no changes in our internal controls or in other factors that could materially affect or is reasonably likely to materially affect our internal control over financial reporting and that our disclosure controls and concluded that our procedures are effective to ensure that management would be alerted to material information required to be included in our periodic SEC filings.

Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events.

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

During the fourth quarter of fiscal 2005, we filed a lawsuit against Duncan Capital (a/k/a Bridges & Pipes and DCOFI).  The lawsuit involves non-performance on the part of Duncan with regard to investment banking activities which Bridges & Pipes and DCOFI received compensation for and involves a note of $500,000 that becomes due June 15, 2005 payable to Bridges & Pipes and DCOFI.  We are claiming that Duncan failed to perform on their obligations for which they received compensation. The notes payable are fully recorded in our consolidated financial statements. A negative resolution of the dispute is not expected to have a material adverse effect on our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 28, 2005, the Company issued 1,000 shares of common stock to John Grace as a director’s fee owed by College Partnership, and on March 29, 2005, the Company issued 1,250,000 shares of common stock to John Grace for cash.

On February 28, 2005, the Company issued 1,000 shares of common stock to Janice Jones as a director’s fee owed by College Partnership, and on March 29, 2005, the Company issued 1,250,000 shares of common stock to Janice Jones for cash.

On March 29, 2005, the Company issued 5,000,000 shares of common stock to Kingsley Capital. The common shares are kept by the company in an Escrow account until Kingsley has remitted the cash for their investments. Accordingly, on April 30, 2005, 3,500,000 common shares were released out of Escrow to Kingsley. The common shares that remained in Escrow on April 30, 2005, have been included in the Issued share calculation, and have been excluded from the Outstanding share calculation.

On March 3, 2005, the Company issued 298,751 shares of common stock to Kingsley Capital in settlement of barter credits purchased in July 2004, and valued at $62,738.

On February 28, 2005, and on March 29, 2005, the Company issued 29,500 shares of common stock to Richard Murray as director’s fee owed by College Partnership.

On February 28, 2005, the Company issued 4,500 shares of common stock to Rick Newton as director’s fee owed by College Partnership.

On February 28, 2005, the Company issued 1,000 shares of common stock to Vernon Alden as director’s fee owed by College Partnership.

On February 28, 2005, the Company issued 500 shares of common stock to William Waldrop as director’s fee owed by College Partnership.

On February 28, 2005, the Company issued 25,000 shares of common stock to Anna D. Martin as compensation.

On February 28, 2005, the Company issued 11,111 shares of common stock to Wade Mezey in exchange for preferred dividend payment. On March 29, 2005, the Company issued 111,110 shares of common stock to Wade Mezey in settlement of preferred dividend payments, and as prepayment of future preferred dividends.

On March 29, 2005, the Company issued 490,000 shares of common stock to Quanstar in exchange for consulting fees owed by College Partnership.

On April 18, 2005, the Company issued 5,000 shares of common stock to Vsource in exchange for consulting fees owed by College Partnership.

On April 18, 2005, the Company issued 100,000 shares of common stock to Lion Partners in exchange for investment banking fees owed by College Partnership.

On April 18, 2005, the Company issued 100,000 shares of common stock to Joann Srebnik in exchange for investment banking fees owed by College Partnership to Lion Partners.

On April 29, 2005, the Company issued 500,000 shares of common stock to Ascendiant in exchange for consulting fees owed by College Partnership.

On April 29, 2005, the Company issued 100,000 shares of common stock to Aurelius Consulting in exchange for consulting fees owed by College Partnership.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Our independent auditor, Stonefield Josephson has not yet completed their review of this report.

Item 6. Exhibits and Reports on Form 8K

a. Exhibits (to be filed with Amendment)

31.1 President Certification pursuant to 18 USC, Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2 Chief Accounting Officer Certification pursuant to 18 USC, Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1 President Certification pursuant to 18 USC, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2 Chief Accouting Officer Certification pursuant to 18 USC, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

b. Reports on Form 8K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

College Partnership, Inc.
/s/ William H. Waldrop

Date June 19, 2005
William H. Waldrop
President and Chief Operating Officer (Principal Executive Officer)

/s/ Wade Mezey
Date June 19, 2005
J. Wade Mezey
Interim Chief Accounting Officer